Form 10KSB
period 1999-12-31
HAWAIIAN VINTAGE CHOCOLATE CO INC
filed 2000-04-17
CIK 1085841

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                            ------------------------
                                   Form 10-KSB
                            ------------------------


[x]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                  For the fiscal year ended December 31, 1999

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from  .......... to ...........
                          Commission file number  .........................



                    HAWAIIAN VINTAGE CHOCOLATE COMPANY, INC.
                  ---------------------------------------------
                 (Name of Small Business Issuer in its charter)


           State of Hawaii                                     99-0306492
   -------------------------------                         ------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)


     4614 Kilauea Ave., Ste. 435
            Honolulu, HI                                         96816
-----------------------------------------                    ----------
(Address of principal executive offices)                     (zip code)
Issuer's telephone number: (808) 735-8494


           Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

           Securities registered under Section 12(g) of the Exchange Act:

                               $.001 Common Stock
                               ------------------
                                (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  [X]     No [ ]

        Check if there is no disclosure of delinquent filers in response to their 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of reqistrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB     [ ]

       During the fiscal year ended December 31, 1999, the registrant's total revenue were $616,955.

       As of March 31, 2000, the aggregate market value of the voting common stock held by non-affiliates of the registrants of was $4,102,295.

       As of March 31, 2000, 8,905,995 shares of Common Stock were outstanding.


This report contains forward-looking statements which reflect the view of Company's management with respect to future events. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations are a down turn in the current strong retail climate and the potential for fluctuations in precious metals prices. The forward-looking statements contained herein reflect the current views of the Company's management and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.



                                TABLE OF CONTENTS


                                                                                            Page
                                                                                            ----
PART I

Item 1.   Description of Business .................................................          3

Item 2.   Description of Property .................................................         10

Item 3.   Legal Proceedings .......................................................         15

Item 4.   Submission of Matters to a Vote of Security Holders .....................         17


PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Item 6.   Management's Discussion and Analysis or Plan of Operation ...............         19

Item 7.   Financial Statements ....................................................         19

          Report of Independent Auditors ..........................................         F-1

          Balance sheets as of December 31, 1998 and December 31, 1999 ............         F-2

          Statements of Operations for the years ended December 31, 1998 and 1999..         F-3

          Statements of Changes in Shareholder's Equity for the years ended
          December 31, 1998 and 1999 ..............................................         F-4

          Statements of Cash Flow for the years ended December 31, 1998 and 1999...         F-5



          Notes to Financial Statements ...........................................         F-6


Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure...............................................................         20


PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance
               with Section 16(a) of the Exchange Act.............................          20

Item 10.  Executive Compensation ..................................................         21

Item 11.  Security Ownership of Certain Beneficial Owners and Management ..........         21

Item 12.  Certain Relationships and Related Transactions...........................         21

Item 13.  Exhibits and Reports on Form 8-K


          Index to Exhibits .......................................................         27

          Description of Exhibits .................................................         28

          Signatures ..............................................................         29



ITEM 1 - DESCRIPTION OF BUSINESS:

Business Development

        Hawaiian Vintage Chocolate Company, Inc. (the "Company" or "HVC") was incorporated in July 1993 under the laws of the State of Hawaii to engage in the development, growing, manufacturing and marketing and branding of cocoa and chocolate products. HVC's initial corporate strategy lead to the development of proprietary Hawaiian cocoa cultivars that were planted out either independently or corporately on the Big Island of Hawaii. The resulting cocoa crops lead to the development of the Company's concept of varietal chocolate. In addition, the Company developed proprietary post harvest handling and chocolate processing techniques.

        HVC is continuing to improve its culitvars and is now planting its third generation of trees. It has recently discontinued the use of independent contractpartners for the planting of the trees. The Company believes that the maturation and cultivation of these trees will be important to the future business growth of the Company. It is the Company's plan to continue its corporate planting program for its trees so that the Company will be able to rely on its cocoa beans for the majority of its chocolate products. In the interim, however, as it has done over the last two years, in part because of tree loss due to unusual weather conditions, the Company will continue to evolve into a retail brand development and marketing company. As a result, the Company during fiscal 2000 will continue to produce its gourmet chocolate products primarily from selected cocoa beans from a variety of locations around the world.

        The Company does not have any patents or patent applications pending with respect to the selection and breeding process for its trees or for its post harvest handling and chocolate processing techniques. The Company regards these elements of its business as proprietary and seeks to protect its rights through a combination of trademark, trade secret law, internal procedures and non-disclosure agreements. The Company believes that its success will depend, in part, on the protection of this proprietary information from third parties.

        In September 1997, the Company decided to become a public entity. The Company decided that the most cost efficient and timely method to become a public company was to enter into an Plan of Merger with American Graphics Industries, Inc. (AGI), a corporation, which had filed a voluntary petition for Reorganization under Chapter 11 of the United States Bankruptcy Code, pursuant to an Amended Plan of Reorganization filed with and approved by the Bankruptcy Court (the Plan). The Plan provided for a merger of the Company with AGI, which at the time of consummation of the merger was a "shell" corporation without any assets, with the Company remaining as the surviving corporation. The Company decided on this merger so that shares of common stock issued in the merger approved by the Bankruptcy Court would be unrestricted under section 1145 of the Bankruptcy Code, and would thus facilitate qualifying the Company's common stock for trading on the National Association of Securities Dealer's OTC Bulletin Board (the OTC Bulletin Board). In December of 1997, public trading of the Company's common stock began on the National Association of Securities Dealers OTC Bulletin Board, under the stock symbol "HWVI". Presently, the Company's common stock is quoted in the National Quotation Bureau's "Pink Sheets".

        Beginning in 1998, the Company started its transition from an agricultural cocoa genetics and chocolate product development company to an operating company. The Company operates as a grower, manufacturer, and marketer of gourmet cocoa and chocolate brands. In its operations, the Company grows cocoa trees and produces and markets gourmet cocoa and chocolate products manufactured from cocoa beans selected from a variety of locations around the world including beans grown by the Company in the State of Hawaii for both wholesale and retail sale to the public. Because of drought conditions in Hawaii over the last several years that has adversely effected the Company's cultivation activities and the relative infancy of the Company's current planting program, the Company presently finds it necessary to utilize more selected cocoa beans from third party growers than it had planned. As a result, only a small percentage of the cocoa beans used in the Company's chocolate products are presently grown by the Company. See "Sources and Availability of Raw Materials" below.

Business of Issuer

        The Company produces branded chocolate products. It presently produces non-vintage and varietal chocolate from selected cocoa beans from a variety of locations around the world, including the State of Hawaii and is the only grower of cacao in the United States. Although it is not presently producing its Vintage product as the Company's plantings start to mature over the next eighteen to twenty-four months, the Company intents to reintroduce its Vintage product line dated to its Vintage year and to utilize more of its own cocoa beans for its chocolate products.

        Vintage chocolate refers to the chocolate made from a single harvest of a single year of cocoa beans from a specific location from around the world including Hawaii; non-vintage are products that contain a blend of beans from different locations and varietal refers to chocolate whose flavor notes are derived from selected varieties of cocoa from around the world including the State of Hawaii.

        The Company produces five types of basic chocolate under the Hawaiian Vintage Chocolate brand. The Company developed and popularized the gourmet varietial chocolate category in the United States as a flavorful gourmet alternative to other chocolates. In 1999 the Company started marketing four varieties of gourmet Hawaiian coffee that are independently cultivated and marketed by the Company under the Hawaiian Vintage Coffee brand for retail sale. The name Hawaiian Vintage Chocolate has a high level of awareness among gourmet chefs and food service institutions. Hawaiian Vintage Chocolate products are sold to celebrity chefs, cooking schools, upscale restaurants, hotels, confectioners, cruise lines and bakeries. It is also sold in 19 retail outlets in Hawaii, 14 outlets on the West Coast and 64 outlets in the Northeast Coast of the United States, and directly "online" through the Company's Internet website.

        The Company presently develops high quality, gourmet, chocolate products as well as attractive, stylish and high quality packaging for its products. The unique flavors of the Company's chocolate are a direct result of its selected cocoa beans from around the world including Hawaii and the environments in which they are grown and the Company's recipes for processing.

        The Company's mission is to educate the consumer that chocolate is a product of cocoa beans and the flavor of the bean determines the flavor of the chocolate. The chocolate produced by the Company is packaged to supply the food service industry in bulk and the retail industry in quarter pound, half pound, and full pound gold resealable packages. The Company's solid chocolate products include Keaau, Kona, Royal Pahoa, Snows of Mauna Kea, and Hapa gourmet chocolates each made with a proprietary blend of varietal beans from various environments around the world. In addition the Company has a line of Estate grown Hawaiian coffees grown for and marketed by the Company under the Hawaiian
Vintage Coffee name, and a line of specialty ingredient chocolates.    In
September of 1999, the Company opened its first retail store on the campus of the University of Illinois in Champaign/Urbana, Illinois. This prototype store serves products made with the coffees and chocolate of the Company as well as other related products. For further details concerning the Company's plans for opening additional retail stores, see the section below under the header "Principal Products, Markets and Distribution - Retail".



Principal Products, Markets, and Distribution

        The Company's chocolate products contain no artificial flavors or preservatives, are made from high-quality, natural ingredients and are normally offered in 48 LB, 1 LB, one-half and one-quarter pound packages. According to the National Confectionery Association industry sales of gourmet chocolate has grown by the rate of 12% per year for the last three calendar years. The following table sets forth the percentages of the Company's sales for each major market segment category during the last two years and for the first eleven months of this calendar year; the timing of promotional activities, consumer trends, and the development and introduction of new products will result in the changes in percentage of the Company's products sold in each of these market segments. Historical results may not be indicative of results in future years.

                                    1997        1998        1999

Bulk (Food Service)              90%      70%  17%
Retail                           10%      29%  51%
Ingredient                               0%  0%          13%
Internet                         0%       1%   4%

Bulk (Food Service)

      The Company's bulk chocolate is offered in five types of chocolates 64% cocoa mass chocolates - Kona and Keaau, 56% cocoa mass chocolate - Royal Pahoa, white chocolate, Snows of Mauna Kea, and milk chocolate - Hapa each made with a proprietary blend of varietal beans from various environments around the world including the State of Hawaii. The channels of distribution for food services are specialty distributors who in turn sell the product to restaurants, hotels, cruise lines, airlines, confectioners and bakeries.

Retail

         In 1998, the Company introduced its new stylish, high quality packaging for it products in one, one-half, and quarter pound stand up pouches for sale at retail. All the Company's chocolate, Kona, Keaau, Royal Pahoa, Snows of
Mauna Kea (white chocolate) and Hapa (milk chocolate), each made with a proprietary blend of varietal beans from various environments around the world including beans grown by the Company in the State of Hawaii, are available in these retail sizes. The retail packaging was only available in Hawaii at specialty food and gift shops until the fall of 1998 when the Company launched a test market on the West Coast selling directly to natural food and specialty food stores. In 1999 the Company's retail products were also sold by the Company's sales staff and 2 brokers in the Northeast who represent the Company in connection with sales to the supermarket and grocery trade, natural food stores, and to distributors who service this market. The two brokers represent the Company in presenting marketing and sales programs, supporting retail stores, selling new items, and establishing sale promotions with the Company's retail clients. The Company's policy is to grant its brokers the rights to sell the Company's products within a defined territory.

         In September of 1999 the Company opened its first Company owned retail store on the campus of the University of Illinois in Champaign/Urbana, Illinois. The Company chose this site due to its location in the heartland of America, the abundance of young people that fit the demographics of the intended market for the Company's products and, if successful, to facilitate the opening of additional stores within a 200-mile radius that includes Chicago. This store is designed to serve as a prototype for further expansion. The store features the Company's coffees, chocolates as truffles, bars, other finished chocolates, baked goods, ice cream, coffee/chocolate smoothies, and other related products in a Hawaiian setting. The store serves as an educational center for the story of the Company. The store also provides a training ground for new store personnel and managers and is a testing ground for new Company products such as the sale of its Estate coffees which are available only through the store and the Company's Internet site. It also serves as a test center for promotions, operating and training methods and merchandising techniques planned by the Company. The Company's plans for additional retail stores project five new corporate stores to be opened in 2000. Based on the results of these retail stores further expansion plans will be considered in 2001.


Ingredient Chocolate

         In 1999, the Company decided to develop its co-branded business where the Company's would formulate unique non-vintage chocolate products each made with a proprietary blend of varietal beans from various environments around the world to be used as a branded ingredient by other manufacturers. These products will carry the name of the Company as well as the name of the primary manufacturer. The Company believes that this will provide the Company with additional exposure to the public and will inform them that the chocolate used in health bars, ice creams, and baked goods is a natural gourmet alternative to existing products. The Company's sales staff services this market directly. The Company's sole customer during 1999 for this market was New Chapter, Inc. which has used the Company's chocolate as a coating for their nutritional bars marketed under their name.


Internet

           The Company opened its Internet website in December of 1998 as an informational site and as an Internet store where all the Company's retail chocolate and coffee products could be offered for sale to the online retail customer. The site offers information on how the chocolate is used, grown, and is cross-linked to over 200 other chefs and chocolate related sites on the Internet so the consumer finds it easy to access the Company's information even while visiting other web destinations. The website also features the current news on the Company, its celebrity chefs, and serves as a direct communication link to the Company.

Marketing

        The Company's marketing strategy is based upon emphasizing the consistently superior quality of its branded products. It sponsors a number of events where excellence in the food industry is recognized such as sponsoring the James Beard Foundation's Pastry Chef of the Year Award which has been renamed the "Hawaiian Vintage Chocolate Pastry Chef of the Year". It also sponsors a variety of food events throughout the year designed to educate the consumer to the qualities of the Company's unique products and to raise the level of understanding of chocolate in general. The Company employs chef support programs at various times during the year to highlight the efforts of key chefs and institutions in promoting the Company products. In 1999 the Company developed and employed a variety of advertising and promotional programs designed to support the sell-through of its retail products at the consumer level. These include, but are not limited to, store personnel training, co-promotions with local restaurants, radio campaign and contests.


Competitive Business Conditions

        The retailing of confectionery products is highly competitive. The Company competes with numerous businesses that offer confectionery products. Many of these competitors have greater name recognition and financial, marketing and other resources than the Company. Hershey and Mars have dominated the 12 billion-dollar per year domestic chocolate industry. Utilizing branding strategies, these producers have emphasized their name and advertised extensively to compliment their retail sales activities targeted at the mass-market consumer. In the gourmet chocolate segment Godiva is the industry leader having evolved from an upscale gift chocolate into a branded product, sold through its own stores or department stores as primarily a gift item. The National Confectionery Association predicts that sales of gourmet chocolate is presently at $1 billion dollars in the United States and predicts these sales will rise 12% per annum while total chocolate sales are expected to rise by 2-3% per annum.

       The Company believes that its principal competitive strengths lie in its name recognition and its reputation as the leader in varietal chocolates and in the quality of its products. With its emphasis on the quality of its chocolate, the Company has demonstrated in its food service markets and lately at retail
that there is a niche for its gourmet varietal chocolate.   Nevertheless, past
successes are no guarantee that the Company will be able to compete on a national scale successfully. The Company believes that the overall market for its chocolate products is significant in size.

Sources and Availability of Raw Materials

       The principal ingredients used by the Company are cocoa beans and sugar. Cocoa beans are produced around the world with West Africa accounting for approximately 65% of the world's crop. Cocoa beans are not uniform, and the various grades and varieties reflect the diverse agricultural practices and natural conditions found in the many growing areas. The Company purchases beans from a variety of select locations around the world. In the past two years the

Company has had to increase these purchases, in part, because of unusual weather conditions in Hawaii that have caused a material loss of 250,000 of the Company's tree stock. For details on the Company's measures to prevent future tree loss see "Item 6 - MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS - Year 2000 Outlook" below. No single source represents more than 10% of the Company's raw material purchases. The availability of beans from any specific location is not a limiting factor on Company sales. The Company has 113 acres under cultivation with cocoa tree plantings for that acreage of 169,500 trees. In its two acre production area its has 4136 adult cocoa trees that are producing beans that are used in Company's products. In addition the Company plans to lease and plant an additional 150 acres with 225,000 cocoa tree plantings in 2000.

     The Company continues to endeavor to expand its cocoa growing activities, to increase its capacity to develop new cultivars, new products and to develop a more efficient and cost effective basis for sale of its products. It is the Company's intent to continue to expand these activities so that the Company will be able ultimately to rely primarily on its domestically grown cocoa beans for a majority of its products. The Company considers the success of the Company's planting program to be of material importance to the long term success of the Company. The Company believes that it may be at least two years before the Company can begin to realize these objectives. In addition, the successful accomplishment of these operating goals are subject to factors which could cause results to be adversely effected including, but not limited to: changes in the chocolate, confectionery and grocery business environment, including actions of competitors and changes in consumer preferences; changes in governmental laws and regulations; market demand for new and existing products; the availability and pricing of raw materials and weather or other environmental problems, including diseases that could adversely effect the cultivation and availability of cocoa or coffee beans used in the Company's products. Such factors could cause a drain on the capital of the Company and could adversely effect its future expansion and/or business operations. The table below sets forth the annual percentage of the beans used in the company's products.


Percentage by origin of cocoa beans and chocolate type

                    1997         1998*          1999*
Chocolate                % Of Origin      % Of Origin       % Of Origin
Type                     Hawaii/Other    Hawaii/Other Hawaii/Other

Keaau                    30/70            10/90              7/93
Kona                     30/70            10/90              5/95
Snows                    n/a              0/100              0/100
Pahoa                    n/a              10/90               5/95
Hapa                     n/a              n/a              0/100
-------
* The decrease in the use of Hawaii cocoa beans in the past two years has been primarily caused by increased sales and adverse weather conditions that have resulted in the loss of Company trees.

         The Company follows organic guidelines while growing its cocoa beans. Due to the confusion of the ultimate consumer between organically grown products and organically processed foods and certified organic food products the Company has ceased to include any organic reference on its advertising or packaging.
The Company's does not produce a certified organic chocolate. In addition the third party facilities utilized in the manufacturing of the Company's products are not certified as organic nor are the blended beans, sugar and vanilla used in the manufacturing process. The Company will continue its practice of organic farming methods in Hawaii, but will not label its products or utilize any future advertising that will imply that the Company's products are organic unless the Company has developed a fully organic final product. USDA regulations to sort out this confusion will be implemented within the next twelve months and at that time the Company will review the situation.

        The table below sets forth the average annual cocoa prices as well as the highest and lowest monthly averages for the calendar years indicated. The prices are the monthly average of the quotations at noon of the three active futures trading contracts closest to maturity on the New York Coffee, Sugar and Cocoa Exchange. Because of the premiums paid for its flavor beans these average futures contract prices are not necessarily indicative of the Company's cost of cocoa beans or cocoa products.

                 Cocoa Futures Contract Prices*
                         (Cents per Pound)

                         1996            1997  1998

Annual Average   62.1            70.0     72.7
High                     64.4            77.2  78.3
Low                      57.4            59.1  65.5

*Source: International Cocoa Organization Quarterly Bulletin of Cocoa
Statistics.

        The price of sugar, the Company's second most important commodity for its chocolate production is subject to price supports under the Federal Agricultural and Improvement Reform Act of 1996. Due to import quotas and duties imposed to support the price of sugar established by that legislation, sugar prices paid by United States users are currently substantially higher than prices on the world sugar market. The average wholesale list price of refined sugar has remained relatively stable in the range of $.28 to $.35 per pound for the past ten years.

Manufacturing

        The Company has its selected beans roasted, ground and turned into bulk chocolate products based on the Company's proprietary formulas by a contracted supplier in California and uses a variety of firms on the mainland to produce its finished chocolate. If, any of these suppliers should become unavailable, the Company believes there are numerous companies that could provide these services without any adverse business impact on the Company's operations. As indicated above, the Company considers the recipes, procedures, and process whereby the Company's selected beans are ultimately manufactured into the Company's finished products to be proprietary and seeks to protect its rights through a combination of trademark and trade secret law and internal procedures and non-disclosure agreements.


Dependence upon a single customer; or a few customers

       As of December 31, 1999, 44% of the Company's net sales were derived from sales to three customers. An ingredient chocolate customer accounted for 14% and two retail customers accounted for 30%.

Patents, trademarks, licenses, franchises, concessions, royality agreements or labor contracts.

       The Company has a license Plan for the sale of its products through kiosks in the Midwest states of Missouri, Illinois, Wisconsin, and Michigan with Hobson Global Marketing. The Company's rights under this Plan are extendible on a long-term basis at the Company's option, which obligates the licensee to maintain a minimum inventory level. The license is subject to a minimum sales requirement for 1999. The Corporation owns various unregistered trademarks and service marks, which are of material importance to the Company's business and which are in the process of being registered Federally and at the state level where it is appropriate.

       The following trademarks are registered with the State of Hawaii:
Hawaiian Vintage Chocolate, Hot Lava Chocolate, Kona Chocolate, Lava Chocolate, White Lava Chocolate, Golden Hawaiian Chocolate, Golden Hawaiian Cocoa, Hawaii Cocoa Estates, Hawaii Estate Grown, Hawaiian Vintage Estates, Island Cocoa, Little bits of Aloha, Tropical cocoa, Unforgettable Hawaiian Chocolate, Snows of Mauna Kea, Hodge's Estate, Keaau, Estate, Keaau Cocoa Plantation, Keaau chocolate, Kona Estate.

       The costs associated with the development of these trademarks and names such as registration fees and legal fees are expensed as incurred.

Regulation

       The Company's and its suppliers' production facilities are subject to inspection by the Foods and Drug Administration and various other governmental agencies, and its products must comply with regulations under the Federal Food, Drug and Cosmetic Act and various comparable state statues regulating the manufacturing and marketing of food products. A finding of a failure to comply with one or more regulations could result in the imposition of sanctions. The Company's product labeling is subject to and complies with the Nutrition Labeling and Education Act of 1990. The Company believes it is operating in compliance with all applicable laws and regulations.

Environmental Considerations

       The Company is in compliance with environmental laws and regulations. Accordingly, the costs and effects of compliance with environmental laws (federal, state and local) has not been material to the Company's operations.

Research and Development

       Despite the fact that there can be no assurance that the Company can successfully produce new products, nor that such products will be profitable, the Company will be required to continue to spend substantial sums on research and development in the foreseeable future in order to enhance its existing genetics, products, and to develop new products. New technology developed, or products introduced by other entities could adversely affect the marketability of the Company's products. Consequently, the Company is compelled to continue development of new technologies and the implementation of new technologies in order to remain competitive. In Fiscal 1998 the Company spent $21,000 in product development and in 1999 the Company has spent $125,000 on Company-related research and development.

Employees

       As of December 31, 1999, the Company employed 17 full time workers of whom 5 were in corporate administration, 2 in sales and marketing, 3 in fieldwork and 7 in its retail location. The Company also hires a varying number of part-time seasonal workers for work in its fields.



ITEM 2. DISCRIPTION OF PROPERTIES

        The Company occupies office space for its executive offices of 1500 square feet for $1.25 per sq. ft on a six-month renewable lease in downtown Honolulu, Hawaii that it will continue to lease until it builds permanent facilities. The Company leases 134 acres of land on the Big Island of Hawaii for the growing and cultivation of its cocoa beans that is on a six-year Plan that is planned to be converted into a 26 year term lease at $250.00 per acre/year. A factory site in Hawaii of 1 acre and up to an additional 1000 farm acres is planned to be leased or purchased in 2000/2001.

ITEM 3. LEGAL PROCEEDINGS

        The Company has no material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.


PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The Company's common stock presently is quoted in the National Quotation Bureau's "Pink Sheets" under the symbol "HWVI". The following table sets forth for the period indicated, the per share high and low bid quotations for the common stock as reported by the Over The Counter Market Report. The bid quotations are inter-dealer bid prices and do not include mark-ups, mark-downs, or commissions. The number of record holders of the Company's common stock at December 31, 1999 was 121. The company has not declared any dividends with respect to its common stock. The Company intends to retain all earnings to finance future growth; accordingly, it is not anticipated that cash dividends will be paid to holders of the common stock in the foreseeable future.

High and low stock prices for the last two years were:

                           1999                  1998                1997
                           ----                  ----                ----
                      High      Low         High      Low        High     Low
                      ----      ---         ----      ---        ----     ---
First Quarter         3 3/8      1          3 3/8     1 1/4        --      --
Second Quarter        1 15/16   1 3/32      3 7/8     1 3/4        --      --

Third Quarter         2 3/8     1 1/4       3 1/4     1 27/32      --      --

Fourth Quarter        1 3/4     1           2 3/8     1 13/16     2       1 1/2

        On December 31, 1999 the representative bid for the Company's common stock, as reported by the OTC Bulletin Board was 1 3/4.

        The company's transfer agent is Registrar and Transfer Company, 311 Cox Street, Roselle, NJ 07203.


ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        This discussion should be read in conjunction with the audited and unaudited financial statements and the related Notes to the Company's Financial Statements included elsewhere in this registration statement. The Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Readers are cautioned not to place undue reliance on the forward-looking statements in this registration statement.

Results of Operations --- 1999

        Fiscal 1999 compared to Fiscal 1998

"Net Sales." Net sales increased by 213% to $616,955 from $196,993 in 1998. The increase was primarily attributable to the expansion of the Company's wholesale and retail efforts on U.S. mainland as well as direct retail sales on Internet. The Company retained experienced independent marketing and sales personnel on the U.S. mainland and developed a wholesale clientile on the West Coast. In addition, the Company opened its first retail chocolate shop in the State of Illinois in September 1999.

"Cost of sales" Cost of sales in 1999 increased to $300,648 from $47,429 in 1998 partly because of the increase in net sales volume and partially because of the costs of new products developed, as well as the cost of expanded distribution.

"Gross Profit." As a result of the Company's increase in net sales, gross profit for 1999 increased 111% to $316,307 from $149,564 in 1998. The Company's gross profit margin dropped 25% from 1998 primarily due to the decreased margins of itsingredient business and discounts necessary for securing retail distribution.

"Selling and Marketing Expenses." Selling and marketing expenses for 1999 increased 83% to $331,000 from $180,953 in 1998 and as a percentage of net sales it was reduced to 54% from 92% in 1998. The increase in selling and marketing expenses was primarily due to an increase in advertising expenses, distributor support programs, and retail test market introductions. This increase was partially offset by the increase in sales.

"General and Administrative expenses." General and administrative expenses for 1999 increased by 66% to $731,329 from $439,683 in 1998 and decreased 107% as a percentage of sales to 116% from 223%. The primary reason for the increase of the general and administrative expenses is the increased staffing by the Company as part of its conversion from a development company to an operating company and to support its expansion program.

"Other Income." In 1999, there is no other operating income except interest income.

"Operating Income or loss" Operating loss for 1999 increased 62% to $848,766 from $523,411 in 1998 and the loss decreased as a percentage of sales to 137% from 265% in 1998. The increase in the dollar amount of the operating loss was due to the additional staffing by the Company and the increased selling and marketing expenses incurred by the Company as part of its conversion into an operating company and to support its expansion program.

"Income Taxes." The Company has a net loss for the year therefore incurring no income tax liability.

"Interest Expense." Interest expense for 1999 increased 35% to $20,204 from $14,949 in 1998 primarily due to accounts receivable factoring.

"Net Income." Net losses for 1999 increased 63% to $833,344 from $510,405 in 1998 and the loss decreased as percentage of sales to 135% from 259%. This increase is due to the additional staffing by the Company and the increased selling and marketing expenses incurred by the Company as part of its conversion into an operating company and to support its expansion program.

"Cash and cash equivalent" The ending cash balance of 1999 was $42,606 as opposed to a negative $7,731 in 1998. This increase was due to the increased sales of the Company in 1999.

"Accounts Receivable" Accounts receivable increased from $42,282 at the end of 1998 to $253,000 as of December 31, 1999. This increase was due to increase in sales in 1999.

"Inventory" To support increased sales, the Company increased its inventory level from $21,475 in 1998 to $233,042 as of December 31, 1999.

"Capitalized Planting Costs" and "Orchard": In 1999, the Company continued investing in cocoa tree planting. Therefore capitalized planting costs increased from $243,361 to $281,012.

Seasonality and Stores Openings

        The Company's business is seasonal and its quarterly results of operations reflect seasonal trends resulting from increased demand for the Company's chocolate products during the Christmas and Valentine's Day seasons. The Company has experienced quarterly fluctuations in sales volume and operating results when compared to previous years due to a number of factors, including the timing of trade promotions, advertising and consumer promotional expenditures. The Company, as is common in the chocolate industry, offers trade promotions for limited time periods on specific items in order to provide incentives for the purchase and promotion of products. The impact on chocolate sales from period to period due to the timing and extent of such trade promotions can be significant. In addition, the Company believes that quarterly results will be affected by the timing of new store openings; therefore results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

Liquidity and Capital Resources

        As of December 31, 1999, working capital was ($18,538). There was an $114,368 increase in working capital compared to the working capital of ($132,906) at the end of 1998. This increase was primarily due to the private sale of the Company's common stock in 1999. Cash and cash equivalent balances increased from ($7,731) on December 31, 1998 to $72,626 on December 31, 1999 as a result of cash flows in excess of operating and financing costs. The Company's current ratio was 0.97 on December 31, 1999 as compared to 0.36 on December 31, 1999.

        The Company's long-term debt was $38,587 as of December 31, 1999, which was due to the equipment lease at its store location in Illinois.

        The operations of the Company historically have been funded with a combination of internally generated funds and external private sales of equity. Purchases of inventory, marketing expenditures and support of account receivable have been, and are expected to remain, the Company's principal recurring uses of funds for the foreseeable future. The Company's other principal use of funds in the future will be the development of new products, the possible acquisition of brands, product lines or other business activities, the development of corporate stores and increased staffing costs. The Company has incurred significant operating loss from its operations through December 31, 1999. The Company's working capital requirements have been and will continue to be significant. The Company expects its primary sources of financing for its future business activities will be funds from operations and the additional sale of common stock. The Company currently believes that funds from operations and the possible sale of equity are likely to be sufficient to meet operating and capital requirements unless a significant acquisition or store expansion is made during fiscal 2000 beyond the projected new store expansion described in this report. The Company cautions, however, that there is no assurances that these assumptions will prove to be accurate.

ITEM 7.  FINANCIAL STATEMENTS

                      HAWAIIAN VINTAGE CHOCOLATE COMPANY, INC.
                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors                                                               F-1

Balance Sheets as of December 31, 1998 and 1999                                              F-2

Statements of Operations and Comprehensive Income
           for the years ended December 31, 1998 and 1999                                    F-3

Statements of Shareholders' Equity for the years ended December 31, 1998 and 1999            F-4

Statements of Cash Flows for the years ended December 31, 1998 and 1999                      F-5

Notes to Financial Statements                                                                F-6


                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Hawaiian Vintage Chocolate Company, Inc.


We have audited the accompanying balance sheets of Hawaiian Vintage Chocolate Company, Inc. as of December 31, 1998 and 1999 and the related statements of operations and comprehensive income, shareholders' equity, and cash flows for years ended December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawaiian Vintage Chocolate Company, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses, working caiptal deficiency and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            HOLLANDER, LUMER & CO. LLP

Los Angeles, California
April 7, 2000

                     HAWAIIAN VINTAGE CHOCOLATE COMPANY, INC.
                                 BALANCE SHEETS


                                                                December 31,    December 31,
                                                                    1998             1999
                                                                ------------    -------------

ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                $      --        $    42,606
       Marketable securities                                                          30,000
       Accounts receivable - net of allowance for
            doubtful accounts $30,273 in 1998
            and $56,927 in 1999                                      42,282          253,555
       Inventory                                                     21,475          233,042
       Other current assets                                          10,099           32,156
                                                                -----------      -----------
            TOTAL CURRENT ASSETS                                     73,856          591,359
                                                                -----------      -----------
PROPERTY AND EQUIPMENT (Net of accumulated
       depreciation and amortization)                                36,776          222,946
                                                                -----------      -----------
OTHER ASSETS
       Capitalized planting cost                                    243,361          281,012
                                                                -----------      -----------
            TOTAL OTHER ASSETS                                      243,361          281,012
                                                                -----------      -----------
TOTAL                                                           $   353,993      $ 1,094,867
                                                                ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Bank overdraft                                           $     7,731      $      --
       Accounts payable - trade                                     105,452          191,170
       Accrued expenses                                              89,077          221,793
       Short term loan, secured                                        --            109,793
       Notes Payable                                                   --             75,000
       Obligation under capital lease - current portion                --             12,141
       Other payable                                                  4,502             --
                                                                -----------      -----------
            TOTAL CURRENT LIABILITIES                               206,762          609,897

LONG TERM LIABILITIES
       Notes Payable                                                 75,000             --
       Obligation under capital lease - net of current portion         --             38,587
                                                                -----------      -----------



            TOTAL LOAN TERM LIABILITIES                              75,000           38,587

            TOTAL LIABILITIES                                       281,762          648,484
                                                                -----------      -----------
SHAREHOLDERS' EQUITY
       Common stock, $.001 par value;
       Shares authorized - 20,000,000
       Shares issued or to be issued and outstanding -
            7,479,843 in 1998 and 8,659,558 in 1999                   7,482            8,661
       Additional paid-in capital                                 1,850,052        3,145,981
       Due from officer                                            (355,604)        (442,258)
       Accumulated deficit                                       (1,429,699)      (2,272,407)
       Other comprehensive income                                      --              9,364
                                                                -----------      -----------
                                                                     72,231          449,341
       Less: cost of shares of common stock
             in treasury (2,000 shares in 1999)                        --            (2,958)
                                                                -----------      -----------
            TOTAL SHAREHOLDERS' EQUITY                               72,231         446,383

                                                                -----------      -----------
TOTAL                                                           $   353,993      $ 1,094,867
                                                                ===========      ===========

                 See accompanying Notes to Financial Statements

                        HAWAIIAN VINTAGE CHOCOLATE COMPANY, INC.
                             STATEMENTS OF OPERATIONS


                                                      Years Ended
                                             -----------------------------
                                              December 31,    December 31,
                                                 1998              1999
                                             ------------     ------------

Sales - net                                  $   196,993      $   616,955
Cost of sales                                     47,429          300,648
                                              -----------      -----------
Gross Profit                                     149,564          316,307
                                              -----------      -----------
Operating expenses
       Sales and marketing                       180,953          331,000
       Product development                        21,209           17,367
       General and administrative                454,357          774,595
       Depreciation                               16,456           42,121
                                              -----------      -----------
          Total operating expenses               672,975        1,165,083
                                              -----------      -----------
Loss before other income and
       comprehensive income                     (523,411)        (848,776)

Other income (expense)
       Other income                                6,010             --
       Interest income                            21,945           26,272
       Interest expense                          (14,949)         (20,204)


                                             -----------      -----------
            Total other income (expense)          13,006            6,068
                                             -----------      -----------
Net loss                                        (510,405)        (842,708)

Other comprehensive income:
       Unrealized gain from marketable
       securities                                   --              9,364
                                             -----------      -----------
Comprehensive income                         $  (510,405)     $  (833,344)
                                             ===========      ===========


Weighted average shares outstanding            7,051,472        8,193,784
                                             ===========      ===========

Basic and diluted net loss per share         $    (0.07)     $     (0.10)
                                             ===========      ===========


                 See accompanying Notes to Financial Statements

                     HAWAIIAN VINTAGE CHOCOLATE COMPANY, INC
                        STATEMENT OF SHAREHOLDERS' EQUITY
                   For years ended December 31, 1998 and 1999



                                                 COMMON STOCK                                                          OTHER
TOTAL
                                           ------------------------    ADDITIONAL         DUE        ACCUMULATED   COMPREHENSIVE
TREASURY  SHAREHOLDERS
                                            SHARES        AMOUNT     PAID-IN CAPITAL  FROM OFFICER     DEFICIT        INCOME
STOCK      EQUITY
                                           ---------   ------------  ---------------  ------------   ------------  -------------
--------- -------------

Balance at January 1, 1998                 6,781,178       $  6,781    $ 1,332,506      $ (342,145)    $ (919,294)    $   --       $
--      $  77,848
                                           ---------    -----------    --------------  ------------   ------------  -------------
--------- -------------

Shares surrendered at $.50 per share        (11,350)           (11)       (5,664)
(5,675)

Issuance of shares for debenture
  conversion at $.385 per share             134,828            135         51,774
51,909

Issuance of shares in exchange
  of trees at $2.00 per share                62,500             63        124,937
125,000



Issuance of shares for cash                 442,667            443        289,067
289,510
Issuance of shares for services              22,134             23         14,453
14,476
Issuance of share for warrant
  exercised at $2.50 per share                9,542             10         23,845
23,855
Issuance of share for promotional
  purposes at $.50 per share                 38,344             38         19,134
19,172
Additional due from officer                                                              (13,459)
(13,459)
Net loss for year ended 12/31/1998                                                               (510,405)
(510,405)
                                          ---------    -----------    --------------    -----------    -----------    -----------
----------- -----------
Balance as of December 31, 1998           7,479,843          7,482      1,850,052        (355,604)    (1,429,699)         --
--         72,231
                                          ---------    -----------    --------------    -----------    -----------    -----------
----------- -----------
Issuance of shares for cash               1,042,400          1,177      1,187,523
1,188,700
Shares surrendered at $.50 per share           (500)            (1)         (249)
(250)
Issuance of shares for debt
  settlement                                 43,634             44         56,711
56,755
Issuance of shares for
  promotional at $.50                        94,181             94         51,809
51,903
Additional due from officer                                                              (86,654)
(86,654)
Unrealized gain on investment                                                                                             9,364
9,364
Aquisition of shares  investment
(2,958)      (2,958
Net loss in 1999                                                                                        (842,708)
(842,708)
                                          ---------    -----------    --------------    -----------    -----------    -----------
----------- -----------
Balance as of December 31, 1999           8,659,558    $     8,796    $ 3,145,846     $  (442,258)   $(2,272,407)
$ 446,383
                                          =========    ===========    ==============    ===========    ===========    ===========
=========== ===========


                 See accompanying Notes to Financial Statements

                    HAWAIIAN VINTAGE CHOCOLATE COMPANY, INC.
                            STATEMENTS OF CASH FLOWS

                                                               Year Ended
                                                      -----------------------------
                                                      December 31,     December 31,



                                                          1998             1999
                                                      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                           $  (510,405)     $  (842,708)

Adjustments to reconcile net loss to net
        cash used in operating activities:
        Depreciation                                       16,456           42,121
        Shares issued to convert debenture
          interest to equity                                1,903           56,755
        Shares issued for services                         14,476             --
        Shares issued for promotional                      13,506           51,653

Changes in Assets and Liabilities:
        Accounts receivable                                95,424         (211,273)
        Advances                                             --               --
        Inventory                                         (18,475)        (211,567)
        Other current assets                               (1,223)         (22,057)
        Bank overdraft                                      7,731           (7,731)
        Accounts payable -trade                            74,374           85,718
        Accrued expenses                                   52,384          132,716
        Other payables                                      (431)           (4,502)
                                                     -----------        -----------
NET CASH FROM OPERATING ACTIVITIES                       (254,280)        (930,875)

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of property and equipment                (14,075)        (184,584)
        Purchase of marketable securities                    --            (20,636)
        Capitalized planting cost                         (42,018)         (80,908)
        Advances to officer                               (13,459)         (86,654)
                                                      -----------       -----------
        NET CASH USED BY INVESTING ACTIVITIES             (69,552)        (372,782)

CASH FLOWS FROM FINANCING ACTIVITIES
        Private sales of common stocks                    313,365         1,188,700
        Purchase of treasury stocks                                         (2,958)
        Obligation under capital lease                                       50,728
        Short term loan                                                     109,793
                                                      -----------       -----------
        NET CASH PROVIDED FINANCING ACTIVITIES            313,365         1,346,263

NET DECREASE IN CASH AND CASH EQUIVALENT                  (10,467)           42,606

CASH AND CASH EQUIVALENT AT BEGINNING OF THE YEAR          10,467             --
                                                      -----------       -----------
CASH AND CASH EQUIVALENT AT END OF THE YEAR           $      --         $    42,606
                                                      ===========       ===========

OTHER CASH INFORMATION
        Interest received                             $      --         $     3,973
                                                      ===========       ===========
        Interest paid                                 $    10,318       $     5,749
                                                      ===========       ===========
NON CASH TRANSACTION
        Shares issued for other than cash             $   210,557       $   108,408
                                                      ===========       ===========
        Unrealized gain on investment                 $      --         $     9,364
                                                      ===========       ===========


                 See accompanying Notes to Financial Statements

                         NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business: Hawaiian Vintage Chocolate Company, Inc. (the Company) was formed in July 14, 1993 as a Hawaiian corporation to develop and grow unique genetic cocoa beans on the Hawaiian Islands. Beginning 1998, the Company started its transition from a research and development company to an operating company. The principal business of the Company is to continue developing and growing America's only homegrown cocoa beans, and to manufacture and sell aged cold bean chocolate through distributors and its own retail stores.

Use of Estimates: The financial statements and related notes have been prepared in conformity with generally accepted accounting principles and include some amounts and disclosures which are estimated based on currently available information and management's judgment of current facts and circumstances. Actual results could differ from those estimates.

Allowance for Bad Debts: Allowance for doubtful accounts is provided on the basis of the evaluation of the collectability of the accounts at the end of the year.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined based on the weighted average cost method.

Advertising Costs: Advertising expenditures relating to marketing are expensed in the period the advertising initially takes place.

Fair Value of Financial Instruments: The Company's financial instruments consist of cash equivalents, receivables, accounts payable, accrued expenses, notes payable and due to related parties. The fair values of the Company's financial instruments approximate the carrying value of the instruments.

Stock-Based Compensation: Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations, under which no compensation cost related to stock options has been recognized as the exercise price of each option at the date of grant was equal to the fair value of the underlying common stock.

Revenue Recognition: Sales are recognized net of promotional and trade discounts, when goods are shipped.

Property and Equipment: Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using double-declining balance methods based on the estimated useful lives of the assets between 5 to 7 years.

The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterment are capitalized. When assets are retired or otherwise disposed of, their carrying values and the related accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in operations for the year.

Capitalized Planting Cost: The cost of cacao tree nursery and field planting, including direct labor and other related expenses are capitalized as incurred. During the year the trees become producing, usually two to three years after planting, they will then be reclassified as orchard and will be amortized over 40 years of the trees' useful lives.

Impairment of Long-lived Assets: The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized
when estimated future cash       flows expected to result from the use of the
assets including disposition, is less than the carrying value of the asset.

Comprehensive Income: Components of comprehensive income for the Company include net income and changes in the value of available-for-sale securities.

Segment Information: The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131") issued by the FASB. SFAS No. 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information, as presented in
Note 3.

Share Valuation: Shares issued without cash consideration are accounted for based on the fair value of the consideration received or the fair market value of the shares issued, whichever is more reliably measurable.

Treasury Shares: the costs of the acquired shares are shown as a deduction from shareholders' equity. When treasury shares are reissued, the Company uses a first-in, first-out method and the excess of repurchase cost over reissuance price is treated as a reduction of retained earnings.

Basic and Diluted Net Loss per Common Share: Basic EPS is calculated by dividing income available to common stockholders (the "numerator") by the weighted-average number of common shares outstanding (the "denominator") during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares (that is, securities such as options, warrants, convertible securities, or contingent stock agreements) had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back (a) any convertible preferred dividends and
(b) the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on EPS.

Income Taxes: The Company utilizes the asset and liability method for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.


2. DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

Significant Operating Losses: For the fiscal years ended December 31, 1998 and 1999, the Company experienced net losses of $510,405 and $825,708, respectively. The Company anticipates that it will continue to experience losses as it continues working on its expansion including the establishment of additional retail stores. Even after the Company's expansion plans are completed, there can be no assurance that the Company will be profitable.

Significant Capital Requirements: The Company's capital requirements have been and will continue to be significant. At December 31, 1999, the Company had cash and cash equivalents of $72,626 and a working capital deficit of $12,788. The Company will need additional financing, which the Company may raise through the private placements of its securities. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Dependence Upon Key Personnel: The success of the Company is largely dependent on the personal efforts of Mr. Walsh, the President and Chief Executive Officer. Mr. Walsh has entered into an executive employment Plan with the Company that, among other things, precludes Mr. Walsh from competing with the Company for a period of three years following termination of his employment with the Company. The loss of the services of Mr. Walsh would have a material adverse effect on the Company's business and prospects (See Note 7).

Delinquent of personnel income tax: The Company has withheld but has not remitted personnel income tax approximately $78,317. The Company has accrued potential penalty and interest that might be assessed by the IRS.

Major Customers: The Company sold its product to several major customers. In 1998, 34% of the total net sales was derived from one customer. In 1999, 44% of net sales were derived from three customers (22%, 14% and 8%). As of December 31,1998, 82% of accounts receivable were from one customer. As of December 31, 1999, 77% of accounts receivable were from three customers
(45%, 20%, and 12%).

Dependence on Supplier: Because Hawaiian Vintage Chocolates are produced from unique cocoa beans, the Company is highly dependent on the farmers who grow and harvest these unique cocoa trees. In 1998, the Company started planting its own cocoa trees, but the trees will not be productive for at least two years.


3. SEGMENT INFORMATION

The Company's main operation is to develop and grow cocoa beans, and to manufacture and sell chocolate through distributions and its own retail stores. In the fourth quarter of 1999 the Company opened its first retail store in Champaign, Illinois. Due to the fact that in 1999, the store was operating for one quarter, disclosing financial information from such store on comparative and seasonal basis will be misleading.

4. MARKETABLE SECURITIES

As of December 31, 1999, the Company had 5,000 shares of Dallas Gold and Silver' s common stock. Mr. Walsh is the Director of this company. The Company accounted for this investment as available for sale security. At December 31, 1999, the quoted market value of these shares was $30,000. The Company recorded changes of the market value in other comprehensive income. The valuation represents a mathematical calculation based on the closing quotation at NASDAQ and is not necessarily indicative of the amounts that could be realized upon sale.


5. INVENTORY

As of December 31, 1998 and 1999, inventories consisted of the following:

                                                   1998                 1999
                                                ------------          ----------
Bulk primary products
     Chocolate wafers                             $19,715             $  3,734
     Cocoa beans                                    1,760                2,474
     Coffee beans                                     --                 5,743

Packaging materials                                   --                77,071
Pack and ship materials                               --                31,563

Retail packed primary products
     Retail packed chocolate wafers                   --                75,914
     Retail packed coffee beans                       --                28,252

Finished chocolate products                           --                 2,244
Secondary chocolate products                          --                 2,011
Bakery, deserts and beverages                         --                 4,036
                                                  -------             --------
     TOTAL INVENTORY                              $21,475             $233,042
                                                  =======             ========

                                      F-8


       At December 31, 1999, 71% of the Company's inventory were located in a California warehouse distribution center, 8% of the inventory were located at the Company's retail store in Illinois and the rest of the inventory were located either at chocolate processing companies in California and Arizona, or at Honolulu home office and warehouse.

6. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 1998 and 1999 consisted of the following:


                                           1998          1999
                                       ----------     ----------
<.>
Automobiles                            $ 17,024      $  31,790



Office equipment                         11,315         23,849
Office furniture                         21,234         24,487
Computer equipment                       10,849         22,169
Warehouse equipment                        --           25,281
Store furniture                            --           13,029
Store equipment                            --           51,648
Leasehold improvement                      --           52,753
Orchard                                 --           43,257
                                        --------      ---------
                                         60,422        288,263
Less: accumulated
depreciation                            (23,646)       (65,767)
                                       --------      ---------
Total Property & Equipment             $ 36,776      $ 222,496
                                       =========     =========


Depreciation expenses charged to operation for the year ended December 31, 1998 and 1999 were $16,456 and $41,038, respectively.


7. RELATED PARTY TRANSACTION

Employment Agreements: The Company is party to a seven-year employment agreement with Mr. Walsh, the President and Chief Executive Officer. Based on the revised Plan entered into as of September 24, 1997 his minimum base salary is $175,000 per annum. As of December 31, 1999, Mr. Walsh has forgiven all prior accrued salary. In recognition of his important role in the Company, he was granted an exclusive preemptive right to acquire a number of common shares or other securities of the Company at 75% of the net purchase price of any such securities offered to any third party. This right extends for a period of five-years from the conclusion of any third party offering. Should any transaction be concluded involving options or warrants or other contingent instruments, he can be granted an equal number of such instruments with an exercise price equal to 75% of the exercise price offered to third-parties and such instruments shall be exercisable at any time during the same term as the third party, in whole or in part, on a cashless basis. Should he elect to purchase shares or exercises options for cash or the equivalent, he is entitled to pay for such purchases in the form of a 10-year term promissory note fully amortized at 6% annual interest.

Stock Option Plan: On September 28, 1998 the Board of Directors of the Company adopted a stock option Plan. This Plan grants Mr. Walsh nontransferable option to purchase up to 500,000 shares of common stock during the option term at the option price of $2.00 per share which was approximately the fair market value of the stock at the grant date. The option term isdetermined starting from the grant date until 7 years from the date Mr. Walsh ceases to be an employee of the Company. The option becomes exercisable in installments of 25% per year from the grant date through the third anniversaryof the grant date. The issuance of the stock will not be registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and are restricted securities. As of December 31 1999, none of these options have yet been exercised.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. The compensation cost of the Company's stock option Plan with Mr. Walsh and other issued stock options have been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based

Compensation", the Company's net loss and loss per share would have been increased by approximately $87,500 or $.01 per share in 1999. The fair value of the options granted during 1999 is estimated to be $0.70 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 67.5%, risk-free rate of 5.25%, and an expected life of 3 years. Because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of the management, the existing models do not necessarily provide a reliable single measure of the fair value of the option.

Due from officer: Interest at 5% is charged at the beginning of each year for the loan balances at the end of the prior year, including accrued interest. Commencing January 1, 2000, the amount outstanding, principal and accrued interest will be repaid in equal annual installments. The entire outstanding balance will be due and payable in full on or before December 31, 2004.


     AS OF             LOAN AMOUNT      INTEREST      BALANCE
- ------------------     -----------      --------      -------
<.>
December 31, 1993       $   7,789              0      $  7,789
December 31, 1994          56,346       $    389        64,524
December 31, 1995          90,678          3,227       158,429
December 31, 1996          59,664          7,921       226,014
December 31, 1997         104,830         11,301       342,145
December 31, 1998          (3,648)        17,107       355,604
December 31, 1999          68,874         17,780       442,258


8. SHORT-TERM LOAN

In November 1999, the Company entered into Account Receivable purchase and Security Plan with Trinity Capital Inc. (Trinity). According to the
Plan, Trinity will advance to the Company up to 65% of the gross amount of account receivable with a maximum of $300,000. The amount of such advance is subject to interest of prime rate plus 2.5%. The Company is responsible for collection of the invoices pledged. As of December 31, 1999, the Company pledged $174,275 of accounts receivables with recourse and received $109,793 (63% of the face amount of all invoices pledged) in cash. Of the total amount pledged, $172,280 was collected by February 1, 2000.


9. SHAREHOLDERS' EQUITY

Debt to equity conversion: The Company had issued unsecured convertible debentures beginning May 1993. By the end of 1998, a total of 827,795 shares were issued in connection with the conversion of $740,372 worth of debenture principal plus $177,739 of accrued interest.

As of December 31, 1999, the outstanding convertible debentures were as follows:


Debt No.          Issued Date           Principal
-----------      ----------------       ---------

965281            May 6, 1996           $ 25,000
965282            May 6, 1996             25,000
119               December 2, 1994        25,000
                                        --------

                   Total                $ 75,000
                                        ========


These debentures carry a 13% annual interest rate with an initial term of 180-days from first issuance. Subsequently these debentures were extended to September 2000.

During 1999, the Company issued 43,634 shares of common stock to convert $56,755 of accounts payable. The shares were valued at fair market value of $1.125 to $1.35 per shares.

Issuance of shares for promotional: During 1999, the Company issued 94,181 shares of common stock for promotional services. The shares were valued at fair market value of $0.50 to $1.50 per shares.

Private placements: During 1999, the Company, from various private placements, raised $1,188,700 through the sale of the Company's common stock of 1,027,400 shares for $.75 to $1.125, per share. In relation to these private placements, the Company also issued 11,995 shares of the Company's common stock for financing services. These shares were valued at $7,299.

Regulation D offering: In February 1999, the Company commenced an offering pursuant to Rule 504 of Regulation D pursuant to which 693,000 shares were sold at prices of $1.125 and $1.25 per share.

Exercised warrants: During 1998, 9,542 shares of Class Warrants were excised for the purchase of 9,542 shares of common stock at $2.50 per share. As of December 31, 1999, the Company's stock warrants' balance was as follows:


                                                                      WARRANTS
                            ------------------------------------------------------------------------------------
                                  Class A                  Class B*                Class C*            Total
                            ------------------        -----------------      -----------------      ------------
<.>
Strike Price                       $2.50                    $4.00                    $6.00
Expiration Date*            November 14, 2000           March 14, 2000           March 14, 2000
Number Outstanding               190,455                   399,996                   399,994           990,445

* On March 14, 2000, Board of Directors of Hawaiian Vintage Chocolate Co. approved the extension of the expiration date of company's Class B and Class C warrants to November 14, 2000.




                                      F-11


On December 30, 1999, the Company received $11,250 from a shareholder to purchase 15,000 shares of common stock. The shares were subsequently issued on February 8, 2000.


10. COMMITMENTS AND CONTINGENCIES

Promotional Agreements: The Company has a contractual agreement with its director, Shep Gordon, for the promotion of its chocolate products among the celebrity chefs represented by or known by Mr. Gordon or his firm, Alive Events. As compensation, he receives an annual grant of stock that varies depending on the level of sales to these chefs.

License Agreement: In August and November 1998, The Company entered into three-year license agreement (with options to extend) with The Trustees of the Estate of Bernice Pauahi Bishop to utilize a total of 115 acres of land located at Umauma, North Hilo, Hawaii, for planting cocoa trees. Minimum annual payments as of December 31, 1999 are as follows:


        Years Ending December 31,                        Amount
        -------------------------                      ---------
                  2000                                  $ 3,625
                  2001                                    5,438
                  2002                                    7,250


In addition to the license fee, the Company also has to pay certain royalty fees based on the Company's adjusted gross income as defined by the Plan.


Leases: The Company leased corporate office and retail stores under operating leases with original terms ranging from six months to three years with renewal options. The Company also leased store equipment under capital leases.

Minimum lease payments required under noncancelable leases at December 31, 1999 are as follows:

                 Fiscal Year Ending           Amount
                         2000                  $121,395
                         2001                  $128,358
                         2002                  $130,358
                         2003                  $118,841
                         2004                  $112,615


Rent expense for 1998 and 1999 were $63,112 and $74,679, respectively.


11. INCOME TAXES

At December 31, 1999, the Company had net operating loss carryforwards for Federal Income Tax purposes approximately $1.6 million which will expire in 2010 to 2012. The Company had provided 100% allowance on all of its deferred income taxes benefits.




                                      F-12


ITEM 8. CHANGES IN AND DISAGREEMNTS WITH ACCOUNTANTS

        The company's principal accountant is Hollander, Lumer & Co., LLP of Los Angeles, California. The firm's report for the period from January 1, 1998 through December 31, 1999 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

        The following list identifies the Company's directors and executive officers, Directors are elected annually at the Company's annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.



Directors and Executive Officers:

        Director:                   Tyrie Jenkins, 45

        Director:                   Shep Gordon, 55

        Director:                   Barry Zwick, 65

        Director, Chairman, CEO:    James Walsh, 48

        CFO and Vice President:     Charles Cheng, 43

        Secretary of the Company:   Kristine Simonds, 32


        Dr. Tyrie Jenkins, 45 has a BS degree from Mount Holyoke College and a MD from Jefferson Medical School. Dr. Jenkins has been the Medical Director of Laser Eye Institute of Hawaii since 1994. She has served on the Board of Directors since September of 1997.

        Shep Gordon, 55 is the founder and has served as the Chairman and CEO of Alive Enterprises, Inc., an entertainment and culinary management company, since 1980. Mr. Gordon has over 30 years of experience in the entertainment and culinary industries. Mr. Gordon has served as a member of the Board of Directors since September of 1997.

        Barry Zwick, 65 has a BS degree from the U.S. Military Academy at West Point and has an MBA from the University of Southern California. Mr. Zwick has over 25 years experience in the securities business. Mr. Zwick has been a member of the Midwest Stock Exchange and the Chicago Board of trade. Since 1989 he has been a private investor. Prior to this period Mr. Zwick was a Managing Director of Ladenburg, Thalman & Co., Inc. He has been a member of the Board of Directors since September of 1997.

        James Walsh, 48 founded Hawaiian Vintage Chocolate in 1993. He has served as CEO and Chairman of the Board since the inception of the Company. From 1986 - 1992 Mr. Walsh was the managing partner of a cocoa research joint venture with Amfac Sugar and Hershey Foods. Prior to that Mr. Walsh owned and operated CI, Inc., a full service communication conglomerate that included an advertising company, three printing firms, an merchandise and travel incentive company and a computer service firm in Chicago. Mr. Walsh also serves as a Director for Dallas Gold and Silver Exchange, Inc., a NASDAQ listed corporation.

        Mr. Cheng joined the Company as Chief Financial Officer in September 1999. Prior the joining the Company, Mr. Cheng was the Executive Vice-President of UniChinal, Inc., a private firm providing international financing, investment consulting, and business services from 1996 through 1999. From 1991 to 1996, he served as Chief Accountant and Comptroller of Marc Hotels and Resorts, Inc. - Hawaii's third largest condominium hotel management company. Mr. Cheng received a MBA degree from Chaminade University of Honolulu.

        Ms. Simonds has been the Secretary of the Company and Director of Operations since 1997. For the past year she has split her time between the development of the Company's operations and it's Internet presence. For the preceding three years she was employed as a web designer and developer by a private engineering firm. Ms. Simonds has a Bachelor's Degree in Fine Arts from the University of Hawaii.


Significant Employees

        Stuart Hersch, 54 has acted in the capacity of advisor to the Chairman. His responsibilities include assisting in strategic development, acquisitions, and corporate development. Mr. Hersch is Chairman and CEO of aka.com, a web portal site he developed in 1999. His prior work experience includes executive positions as Vice President of Universal Records from 1996 through 1999, Executive Vice President of Time-Warner from 1993 through 1996 and CEO of King World from 1988 through 1993.


ITEM 10. EXECUTIVE COMPENSATION

Executive Officers

        On September 1, 1997, the Company entered into a seven-year employment contract with James Walsh, its founder and Chief Executive Officer. This
Plan was amended on September 24, 1997 providing for, among other things, a base salary of $175,000, annual bonuses to be determined by the Board of Directors, contractual stock rights to match any additional purchases by third parties of the Company's Common Stock at seventy-five percent (75%) of the offering price, and $5000 per year for costs and expenses for professional, legal and/or accounting services. It also provides a schedule for Mr. Walsh to annually receive options for the purchase of 125,000 shares of the Company's Common Stock starting in 1997 at $2.00 per share. To date because of the financial operations of the Company, Mr. Walsh has not drawn any salary or bonuses from the Company and has forgiven the Company of its obligation. In fiscal 1997, 1998 and 1999, Mr. Walsh was granted options for the purchase of 125,000 shares of the Company's common stock at an exercise price of $2.00 per share. He has taken advances as described in Note 5 of the Financial Statements of the Company included in this Registration Statement which are scheduled to be liquidated over a five year period starting in fiscal 2000.

        No other executive officer of the Company has an annual salary and bonuses in excess of $100,000.

Directors:

        Members of the Board of Directors do not receive cash compensation for their services as Directors. Directors are not presently reimbursed for expenses incurred in attending Board meetings. Starting in 1999, Board members receive 5000 shares of common stock annually for their services.

Employment Contracts, Termination of Employment and Change-in -Control
Arrangements:

        Other than the employment contract of Mr. Walsh as referenced above in the description of executive compensation, the Company has no other such contracts.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table and notes thereto set forth information regarding beneficial ownership as of December 31, 1999 of the Company's outstanding common stock by any person who is known to the Company to be the beneficial owner of 5% or more of the Company's common stock.


Name and Address               Class              Amount and Nature              Percent
Of Beneficial Owner          of Security         of Beneficial Owner (1)(2)    of Class(2)
- -------------------          -----------         --------------------------    -----------
James Walsh                  Common                4,689,500 (3)                 54.15%(3)
615 Elepaio Street
Honolulu, HI 96816

DLS Financial Services       Common                1,143,318 (4)                 13.20%(4)
519 Interstate 30
Suite 243
Rockwall, TX 75087


(1) To the best knowledge of the Company, all shares are held of record with sole voting and investment power. All calculations, unless otherwise noted, are based on 8,659,558 shares of common stock outstanding as of December 31, 1999.
(2) Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which shares may be acquired in the next 60 days are deemed outstanding for the purpose of computing the percentage of outstanding shares owned by the persons having such rights but not deemed outstanding for the purpose of computing the percentage for such other persons.
(3) Total includes 5,000 shares owned solely by Mr. Walsh, 4,434,500 shares owned by WF Trust, an irrevocable trust of which Mr. Walsh is acting as sole trustee on behalf of his family as beneficiaries, and 250,000 options currently exercisable by Mr. Walsh at $2.00 per share. The calculation of percent ownership includes the addition of the options to the total number of shares outstanding, as if they were exercised.
(4) Total includes 643,318 shares owned by DLS Financial Services and 100,000 Class A Warrants exercisable at $2.50 per share, 200,000 Class B Warrants exercisable at $4.00 per share, and 200,000 Class C Warrants exercisable at $6.00 per share. The warrants have been added to the shares outstanding for the purpose of computing the percentage ownership as if the warrants have been exercised.

        The following table and notes thereto set forth certain information regarding beneficial ownership as of December 31, 1999 of the Company's outstanding common stock held by each director and executive officers of the Company and by executive officers and directors of the Company as a group.



Name and Address               Class of       Amount and Nature             Percent
Of Beneficial Owner          of Security    of Beneficial Owner (1)(2)    of Class (2)
- -------------------          -----------    --------------------------  ------------
Barry Zwick                     Common           342,501(3)                  3.96%
925 De La Vina Street
Suite 102
Santa Barbara, CA 93101

Tyrie Jenkins                   Common            80,066                     0.92%
1060 Young Street
Suite 216
Honolulu, HI  96814


Shep Gordon                     Common            10,500                     0.12%
3274 S. Kihei Road
Kihei, HI  96753

James Walsh                     Common         4,689,500(4)                 54.15 %
615 Elepaio Street
Honolulu, HI 96816

Charles Cheng                   Common                 0                       0
330 Saratoga Drive
Honolulu, HI  96830

Kristine Simonds                Common            10,000                     0.12%
3212 Loulu
Honolulu, HI  96822

Executive Officers and          Common         5,132,567(5)                 59.27%


Directors As a Group
Consisting of 5 Persons


        (1) Except as otherwise noted, to the best knowledge of the Company, all shares are held of record with sole voting and investment power. All calculations, unless otherwise noted, are based on 8,659,558 shares of common stock outstanding as of December 31, 1999.
        (2) Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which shares may be acquired in the next 60 days are deemed outstanding for the purpose of computing the percentage of outstanding shares owned by the persons having such rights but not deemed outstanding for the purpose of computing the percentage for such other persons.
        (3) Total includes 5000 shares owned solely by Mr. Zwick, 233,334 shares owned by Zwick Financial Corp. Profit Sharing Plan, of which Mr. Zwick is sole trustee and 91% beneficiary, 79,167 shares owned by Zwick Financial Corporation, and the following amount owned by Mr. Zwick's minor children: 25,000 shares.
        (4) Total includes 5000 Common Shares owned solely by Mr. Walsh, 4,100,000 Common Shares owned by WF Trust, an irrevocable trust of which Mr. Walsh is acting as sole trustee act on behalf of his family as beneficiaries and 250,000 options currently exercisable by Mr. Walsh at $2.00 per share. The calculation of percent ownership includes the addition of the options to the total number of shares outstanding, as if they were exercised.
        (5) Total includes Mr. Walsh's 250,000 options exercisable at $2.00 per share as if they were exercised and added to the total number of shares outstanding as referenced in footnote (4).



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company has a contractual Plan with its director, Shep Gordon, for the promotion of its chocolate products among the celebrity chefs represented by or known by Mr. Gordon or his firm, Alive Events. He receives an annual grant of stock that varies depending on the level of sales to these chefs. Since the inception of the Company he has received 20,040 shares of common stock under this Plan.

Shares Issued to Corporate Directors

        The Company has issued 5,000 shares to each director during 1999 as director's compensation.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Index to Exhibits

3.1 Articles of Incorporation - the Articles of Incorporation of Hawaiian Vintage Chocolate Company, Inc.*
3.2 Articles of Amendment - The July 1994 Amended Article of Incorporation for Hawaiian Vintage Chocolate Company, Inc.*
3.3     Bylaws of the Company - The Bylaws of Hawaiian Vintage Chocolate
        Company, Inc.
4.1     Specimen Stock Certificate*
4.2     Specimen Class A Warrant*
4.3     Specimen Class B Warrant*
4.4     Specimen Class C Warrant*
10.1    License Plan - Bishop Estate - License Plan for use of land for cocoa planting on Hamakua Coast between the Company and the trustees of the Bishop Estate dated August 1, 1998*
10.2    License Plan - Bishop Estate - License Plan for use of land for cocoa planting on Hamakua Coast between the Company and the trustees of the Bishop Estate dated November 1, 1998*
10.3 Harbor Court Lease - the lease of Hawaiian Vintage Chocolate Company's offices in Honolulu between Harbor Court Associates and the Company dated December 5, 1997.*
10.4    Employment Plan - the employment Plan as amended between James
        Walsh and the Company dated September 24, 1997*
10.5    Stock Option Plan - the stock option Plan between James Walsh and the Company dated September 24, 1997*
10.6    License Plan with Hobson Marketing - the licensing Plan with
        Hobson Global Marketing and the Company to establish retail kiosks in five Midwest states dated June 2, 1999.*
10.7    Champaign Store Lease - the lease of Company's soly-owned retail shop in Champaign, Illinois with Leon Bankier dated August 6, 1999.
27      Financial Data Schedule.

------------

*       Previously filed with the Company's Form 10SB, filed on November 12,

        1999 which is hereby incorporated by reference.


Description of Exhibits

3.1 Articles of Incorporation - the Articles of Incorporation of Hawaiian Vintage Chocolate Company, Inc.*
3.2 Articles of Amendment - The July 1994 Amended Article of Incorporation for Hawaiian Vintage Chocolate Company, Inc.*
3.3 Bylaws of the Company - The Bylaws of Hawaiian Vintage Chocolate Company, Inc.*
4.1     Specimen Stock Certificate*
4.2     Specimen Class A Warrant*
4.3     Specimen Class B Warrant*
4.4     Specimen Class C Warrant*
10.1    License Plan - Bishop Estate - License Plan for use of land for cocoa planting on Hamakua Coast between the Company and the trustees of the Bishop Estate dated August 1, 1998.*
10.2    License Plan - Bishop Estate - License Plan for use of land for cocoa planting on Hamakua Coast between the Company and the trustees of the Bishop Estate date November 1, 1998.*
10.3 Harbor Court Lease - the lease of Hawaiian Vintage Chocolate Company's offices in Honolulu between Harbor Court Associates and the Company dated December 5, 1997.*
10.4    Employment Plan - the employment Plan as amended between James
        Walsh and the Company dated September 24, 1997.*
10.5    Stock Option Plan - the stock option Plan between James Walsh and the Company dated September 24, 1997.*
10.6    License Plan with Hobson Marketing - the licensing Plan with
        Hobson Global Marketing and the Company to establish retail kiosks in five Midwest states June 2, 1999.*
10.7    Champaign Store Lease - the lease of Company's soly-owned retail shop in Champaign, Illinois with Leon Bankier dated August 6, 1999.
27      Financial Data Schedule

----------------

* Previously filed with the Company's Form 10SB, filed on November 12, 1999 which is hereby incorporated by reference.

(b) REPORTS

    No reports on Form 8-K were filed during the last quarter of the period covered by this report.




                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                      Hawaiian Vintage Chocolate Company, Inc.

 Date: April 14, 2000                 By: /s/    JAMES P. WALSH
                                           ---------------------------------
                                           James P. Walsh, Chairman and
                                           Chief Executive Officer




       In accordance with the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date: April 14, 2000                 By: /s/    JAMES P. WALSH
                                           ---------------------------------
                                           Chairman of the Board
                                           Chief Executive Officer


Date: April 14, 2000                 By: /s/    CHARLES X. CHENG
                                           ---------------------------------
                                           Charles X. Cheng
                                           Chief Financial Officer


Date: April 14, 2000                 By: /s/    TYRIE JENKINS
                                           ---------------------------------
                                           Tyrie Jenkins
                                           Director

Date: April 14, 2000                 By: /s/    SHIP GORDON
                                           ---------------------------------
                                           Ship Gordon
                                           Director

Date: April 14, 2000                 By: /s/    BARRY ZWICK
                                           ---------------------------------
                                           Barry Zwick
                                           Director