Form 10QSB
period 2000-03-31
HAWAIIAN VINTAGE CHOCOLATE CO INC
filed 2000-05-23
CIK 1085841

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                            ------------------------
                                  Form 10-QSB
                            ------------------------


[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from  .......... to ..........


                       Commission file number   0-28045
                                               ----------



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


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at April 30, 2000
-----------------------------              --------------------------------
Common Stock, $.001 par value                         8,892,995


Transitional Small Business Format (Check one): Yes [  ] No [ X ]






============================================================================

                        Part I.  Financial Information

Item 1.  Financial Statements

                              HAWAIIAN VINTAGE CHOCOLATE COMPANY, INC.
                                        BALANCE SHEETS

                                                               March 31,2000   December 31,1999
                                                                 (Unaudited)      (Audited)
                                                                ------------    -------------

ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                $    33,905      $    42,606
       Marketable securities                                             -            30,000
       Accounts receivable - net of allowance for
            doubtful accounts $59,927 in 2000
            and $56,927 in 1999                                      38,137          253,555
       Inventory                                                    263,087          233,042
       Other current assets                                          54,046           32,156
                                                                -----------      -----------
            TOTAL CURRENT ASSETS                                    389,175          591,359
                                                                -----------      -----------
PROPERTY AND EQUIPMENT (Net of accumulated
       depreciation and amortization)                               237,548          222,946
                                                                -----------      -----------
OTHER ASSETS
       Capitalized planting cost                                    293,172          281,012
                                                                -----------      -----------
            TOTAL OTHER ASSETS                                      293,172          281,012
                                                                -----------      -----------
TOTAL                                                           $   919,895      $ 1,094,867
                                                                ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable - trade                                 $   136,794      $   191,170
       Other payable                                                 43,097         -
       Accrued expenses                                             209,949          221,793
       Short term loan, secured                                      47,980          109,793
       Notes Payable                                                 75,000           75,000
       Obligation under capital lease - current portion              12,676           12,141
                                                                -----------      -----------
            TOTAL CURRENT LIABILITIES                               525,496         609,897

LONG TERM LIABILITIES
       Obligation under capital lease - net of current portion       35,211           38,587
                                                                -----------      -----------
            TOTAL LOAN TERM LIABILITIES                              35,211           38,587
                                                                -----------      -----------
            TOTAL LIABILITIES                                       560,707          648,484

SHAREHOLDERS' EQUITY
       Common stock, $.001 par value;
       Shares authorized - 20,000,000;
       Shares issued and outstanding -
       8,659,558 in 1999 and 8,892,995 in 2000                        8,894            8,661
       Additional paid-in capital                                 3,323,482        3,145,981
       Due from shareholder                                        (422,234)        (442,258)
       Accumulated deficit                                       (2,540,151)      (2,272,407)
       Other comprehensive income                                      --              9,364
                                                                 -----------      -----------
                                                                    369,991          449,341
       Less: cost of shares of common stock in treasury
       (2,000 shares in 1999 and 2,700 shares in 2000)             (10,803)          (2,958)
                                                                -----------      -----------
            TOTAL SHAREHOLDERS' EQUITY                              359,188         446,383

                                                                -----------      -----------
TOTAL                                                           $   919,895      $ 1,094,867
                                                                ===========      ===========

                      See accompanying Notes to Financial Statements

                        HAWAIIAN VINTAGE CHOCOLATE COMPANY, INC.
                              STATEMENT OF OPERATIONS

                                                    Three Months Ended
                                             -----------------------------
                                                March 31,       March 31,
                                                  2000            1999
                                              (Unaudited)      (Unaudited)
                                            ------------     ------------

Sales - net                                  $    99,874      $    39,550
Cost of sales                                     52,014           19,273
                                              -----------      -----------
Gross Profit                                      47,860           20,277
                                              -----------      -----------
Operating expenses
       Sales and marketing                        90,183           43,023
       Product development                         3,251              240
       General and administrative                235,508          116,881
       Depreciation                               10,568            4,114
                                              -----------      -----------
          Total operating expenses               339,511          164,258
                                              -----------      -----------
Loss before other income and
       comprehensive income                     (291,651)        (143,981)

Other income (expense)
       Interest income                            22,341           17,555
       Interest expense                          (10,022)            (66)
       Gain on sale of marketable securities      11,588              --
                                             -----------      -----------
            Total other income                    23,908           17,489
                                             -----------      -----------
Net loss                                    $  (267,744)     $  (126,492)
                                             ===========      ===========


Weighted average shares outstanding            8,750,995        7,502,843
                                             ===========      ===========

Basic and diluted net loss per share         $    (0.03)     $     (0.02)
                                             ===========      ===========


                 See accompanying Notes to Financial Statements

                                         HAWAIIAN VINTAGE CHOCOLATE COMPANY, INC
                                    STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                           Three Months Ended March 31, 2000
                                                     (Unaudited)

                                 COMMON STOCK     ADDITIONAL                            OTHER                   TOTAL
                              ------------------   PAID-IN    DUE FROM  ACCUMULATED COMPREHENSIVE TREASURY  SHAREHOLDERS
                                SHARES   AMOUNT    CAPITAL  SHAREHOLDER   DEFICIT       INCOME      STOCK      EQUITY
                              --------- --------  --------- -----------  -----------  -----------  --------  ----------

Balance at January 1, 2000    8,659,558  $8,796  $3,145,846  $(442,258) $(2,272,407)    $9,364    $(2,958)   $ 446,383

Issuance of shares for cash     200,000     200     149,800                                                    150,000
Shares issued for services       33,437      33      27,701                                                     27,734
Repayment from shareholder                                     20,024                                           20,024
Unrealized gain on investment                                                           (9,364)                (9,364)
Aquisition of shares                                                                               (7,845)     (7,845)
Net loss in 1st quarter 2000                                                (267,744)
                              --------- -------  ----------  ---------- -----------  ----------   --------   ---------
Balance at March 31, 2000     8,892,995  $8,894  $3,323,482  $(422,234) $(2,540,151)    $  --    $(10,803)   $ 359,188
                              ========= =======  ==========  ========== ===========  ==========   ========   =========


                         HAWAIIAN VINTAGE CHOCOLATE COMPANY, INC.
                                STATEMENT OF CASH FLOWS

                                                           Three Months Ended
                                                      -----------------------------
                                                        March 31,        March 31,
                                                          2000            1999
                                                       (Unaudited)      (Unaudited)
                                                      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                           $  (267,744)     $  (126,492)

Adjustments to reconcile net loss to net
        cash used in operating activities:
        Depreciation                                       10,568            4,114
        Gain on marketable securities                     (11,588)              -
        Shares issued for services                         27,734               -
        Shares issued for promotional                          -            14,500
        Allowance for doubtful accounts                     3,000            3,000

Changes in Assets and Liabilities:
        Accounts receivable                               212,418           (4,343)
        Inventory                                         (30,045)           2,249)
        Other current assets                              (21,890)            (381)
        Accounts payable -trade                           (54,376)           3,783
        Accrued interest payable                          (11,844)              -
        Taxes payable                                          -            10,821
        Other payables                                     43,097            1,214
                                                       -----------        -----------
NET CASH FROM OPERATING ACTIVITIES                       (100,670)         (91,535)

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of equipments & other properties         (25,620)            (402)
        Investment in nursery/field planting              (12,160)         (37,567)
        Other assets                                           -            17,380
        Treasury stock purchases                           (7,844)              -
        Proceeds from sale of marketable securities        32,223               -
                                                      -----------       -----------
        NET CASH USED BY INVESTING ACTIVITIES             (13,401)         (20,589)

CASH FLOWS FROM FINANCING ACTIVITIES
        Private sales of common stocks                    150,000            62,500
        Short term loan on receivables                    (61,813)               -
        Obligation under capital lease                     (2,841)               -
        Shares issued to convert debt to equity               -              45,505
        Repayment from shareholder                         20,024                -
                                                      -----------       -----------
        NET CASH PROVIDED FINANCING ACTIVITIES            105,370           108,005

NET DECREASE IN CASH AND CASH EQUIVALENT                   (8,701)           (4,119)

CASH AND CASH EQUIVALENT AT BEGINNING OF THE PERIOD        42,606            (7,731)
                                                      -----------       -----------
CASH AND CASH EQUIVALENT AT THE END OF THE PERIOD     $    33,905       $   (11,850)
                                                      ===========       ===========

OTHER CASH INFORMATION

        Interest paid                                 $    10,022       $        66
                                                      ===========       ===========
NON CASH TRANSACTION
        Shares issued for other than cash             $    27,734       $    60,005
                                                      ===========       ===========


                         See accompanying Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
------------------------------------------------------------------------------

Basis of Presentation

The annual financial statements as of December 31, 1999 were audited by the Company's independent auditors. The interim financial statements presented have been prepared by the Company's management without audit.

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns and bad debts and the length of product life cycles and buildings' lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and Notes thereto included in the Hawaiian Vintage Chocolate Company, Inc. 1999 Form 10-KSB.


Shareholders Equity

In March 2000, the Company sold 200,000 shares of common stock at $.75 per share to one of its directors. During 1st quarter 2000, the Company issued 33,437 shares of common stock for services. These shares were valued at $.75 to $1.00 per share. The Board of Directors approved the extension of the expiration date of Class B and Class C warrants to November 14, 2000.


Leases

On February 15, 2000, the Company leased its 2nd chocolate store space - a 2,000 square foot retail space at 1505 N. Veterans Parkway, Unit B, Bloomington, McLean County, State of Illinois.

As of March 31, 2000, the Company has committed non-cancelable operating and capital leases ranging from two years to four years with optional terms to extend. The total non-cancelable lease payment and penalty in the next five years are as follows:

           Fiscal Year            Non-Cancelable
                                  Lease Liability
           -----------            ---------------
              2000                    $88,105
              2001                    $96,631
              2002                    $72,205
              2003                    $ 8,226
              2004                    $     -


Segment Information

     The Company operates in one industry segment,that being the development, manufacture and marketing of chocolate products. The Company's reportable segments are strategic business segments due largely to where and how the sales were made.

     The Company has two principal reportable business segments: its corporate wholesale/retail operation and its store retail operation. The corporate operation's sales were made by corporate office through its sales force on U.S. mainland and Hawaii or through its Web site. The store retail operation's sales were made at its chocolate store's floor spaces located outside of Company's corporate office.

Segment Information for the first quarter 2000 are as follows:



                                Corporate           Store        Consolidated
                                Operation         Operation
                            ---------------- ---------------- ----------------

Net sales                        $59,038           $40,836           $99,874
Loss from Operation           ($257,215)         ($23,869)         ($281,084)
Assets                          $466,790          $126,028          $592,818



Reconciliation from the segment information to the consolidated balances for loss from operations and assets is set forth below:


Segment loss from operation                                       ($281,084)
Depreciation and amortization                                       (10,568)
Other income                                                         23,908
                                                                  ----------
     Consolidated net loss                                        ($267,744)
                                                                  ==========



Segment assets                                                     $592,818
Cash and cash equivalent                                             33,905
Capitalized planting cost                                           293,172
                                                                  ----------
   Consolidated total assets                                       $919,895
                                                                  ==========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations ---

        Quarter ended March 31, 2000 compared to
        Quarter ended March 31, 1999

"Net Sales." Net sales increased by 153% to $99,874 from $39,550 in same period of 1999. The increase was primarily attributable to the expansion of the Company's wholesale and especially retail sales on the U.S. mainland as well as the Company's direct retail sales on the Internet.

"Cost of Sales" Cost of sales as percentage of sales in the first quarter 2000 increased to 52% from 49% in the first quarter of 1999. This increase is partially attributable to the costs of the new products developed by the Company as well as the cost of expanded distribution, and partially because of decreased margins of its ingredient business and discounts necessary for securing retail distribution.

"Gross Profit Margin" The Company's gross profit margin in the first quarter 2000 decreased 3% from the same period of 1999 due to the increase in cost of sales as a percentage of sales.

"Selling and Marketing Expenses." Selling and marketing expenses in first three months of 2000 increased 110% to $90,183 from $43,023 in 1999 and as a percentage of net sales it decreased to 90% from 109% in 1999. The increase in selling and marketing expenses was primarily due to an increase in advertising expenses, distributor support programs, and retail test market introductions. This increase was partially offset by the increase in sales.

"General and Administrative Expenses." General and administrative expenses for first quarter 2000 increased by 101% to $235,508 from $116,881 in 1999 and decreased as a percentage of sales to 236% from 296%. The primary reason for the increase of the general and administrative expenses is the increased staffing by the Company as part of its conversion from a development company to an operating company and to support its expansion program.

"Other Income." In 2000, the Company sold its marketable securities and realized a gain of $11,588.

"Operating Income or Loss" Operating loss for the first quarter 2000 increased 103% to $291,651 from $143,981 in 1999 and the loss decreased as a percentage of sales to 292% from 364% in 1999. The increase in the dollar amount of the operating loss was due to the additional staffing by the Company and the increased selling and marketing expenses incurred by the Company as part of its conversion into an operating company and to support its expansion program.

"Interest Expense." Interest expense for the first quarter 2000 increased to $10,022 from $66 in 1999 primarily due to accounts receivable factoring.

"Net Income." Net losses for the first quarter 2000 increased 112% to $267,744 from $126,492 in 1999 and the loss decreased as percentage of sales to 280% from 320%. This increase is due to the additional staffing by the Company and the increased selling and marketing expenses incurred by the Company as part of its conversion into an operating company and to support its expansion program.


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

Liquidity and Capital Resources

        During 1st quarter of 2000, the Company raised $150,000 through equity financing in order to meet its working capital requirements. In the three-month period, management successfully collected over $178,000 of accounts receivables from three major customers. As a result, short term loan was reduced by $61,000, accounts payable and accrued expenses were reduced by $23,000 compared to their balances at December 31, 1999. Management is planning to convert approximately $100,000 worth of short term debt into
equity to improve its working capital position.   Further, the Company has
been working on additional equity and debt financing through private sources to meet its immediate working capital requirements.

        The operations of the Company historically have been funded with a combination of internally generated funds and external private sales of equity. Purchases of inventory, marketing expenditures and support of account receivable have been, and are expected to remain, the Company's principal recurring uses of funds for the foreseeable future. The Company's other principal use of funds in the future will be the development of new products, the possible acquisition of brands, product lines or other business activities, the development of corporate stores and increased staffing costs. The Company has incurred significant operating loss from its operations through March 31, 2000. The Company's working capital requirements have been and will continue to be significant. The Company expects its primary sources of financing for its future business activities will be funds from operations and the additional sale of common stock. The Company believes that funds from operations and the possible sale of equity are likely to be sufficient to meet operating and capital requirements unless a significant acquisition or store expansion is made during fiscal 2000 beyond the projected new store expansion described in this report. The Company cautions, however, that there is no assurances that these assumptions will prove to be accurate.



                          Part II.  Other Information


Item 2.  Changes in Securities

(c) Following securities were sold in the reporting period to a director of the Company for cash pursuant to Section 4(2) of the Securities Act of 1933.


Date           Sold To        Class of    Number of     Offering     Cost
                              Security   Shares sold      Price
---------   --------------    --------   -----------    ---------    ----

3/13/2000   Tyrie Jenkins     Common       200,000      $150,000      $0


    The following are the date, title and amount of securities issued for services provided by the Company's affiliates and the consideration received by the Company pursuant to Section 4(2) of the Securities Act of 1933.


   Date         Issued To       Class of    Number of    Consideration  Dollar
                                Security  Shares Issued                 Value
---------  -------------------  --------  -------------  -------------  ------
1/27/2000  Roth Financial Group   Common         9,812     Commission   $7,359
1/31/2000  Unicor, Inc.           Common         5,000     Consulting   $5,000
1/31/2000  Roth Financial Group   Common         5,625     Marketing    $5,625
3/21/2000  Unicor, Inc.           Common        10,000     Consulting   $7,500
3/21/2000  Vince DeBono           Common         3,000     Consulting   $2,250

Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits

     10.8 Bloomington Store Lease Store space lease of Company's soly-owned retail shop in Bloomington, Illinois with H.O.S. Partnership dated January 24, 2000.
     27    Financial Data Schedule

(B)  Reports on Form 8-K  -  None




                                   SIGNATURES


       In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Hawaiian Vintage Chocolate Company, Inc.




 Date: May 22, 2000                 By: /s/    JAMES P. WALSH
                                           ---------------------------------
                                           James P. Walsh, Chairman and
                                           Chief Executive Officer