Form 10QSB
period 2000-06-30
HAWAIIAN VINTAGE CHOCOLATE CO INC
filed 2000-08-14
CIK 1085841

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                            ------------------------
                                  Form 10-QSB
                            ------------------------


[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from  .......... to ..........


                       Commission file number   0-28045
                                               ----------



                    HAWAIIAN VINTAGE CHOCOLATE COMPANY, INC.
                  ---------------------------------------------
                 (Name of Small Business Issuer in its charter)


               Hawaii                                          99-0306492
   -------------------------------                         ------------------
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)


     1050 Bishop Street, Ste. 162
         Honolulu, Hawaii                                        96813
-----------------------------------------                     ----------
(Address of principal executive offices)                      (zip code)
Issuer's telephone number: (808) 735-8494


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at July 31, 2000
-----------------------------              --------------------------------
Common Stock, $.001 par value                         9,472,392


Transitional Small Business Format (Check one): Yes [  ] No [ X ]



============================================================================


                        Part I.  Financial Information

Item 1.  Financial Statements

                              HAWAIIAN VINTAGE CHOCOLATE COMPANY, INC.
                                        BALANCE SHEETS

                                                                   June 30,      December 31,
                                                                     2000            1999
                                                                 (Unaudited)      (Audited)
                                                                ------------    -------------
ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                $    15,557      $    42,606
       Marketable securities                                             -            30,000
       Accounts receivable - net of allowance for
            doubtful accounts $62,801 in 2000
            and $56,927 in 1999                                      51,110          253,555
       Inventory                                                    231,507          233,042
       Other current assets                                          57,517           32,156
                                                                -----------      -----------
            TOTAL CURRENT ASSETS                                    355,691          591,359
                                                                -----------      -----------
PROPERTY AND EQUIPMENT - Net of accumulated
       depreciation and amortization                                231,574          222,946
                                                                -----------      -----------
OTHER ASSETS
       Capitalized planting cost                                    305,053          281,012
                                                                -----------      -----------
            TOTAL OTHER ASSETS                                      305,053          281,012
                                                                -----------      -----------
TOTAL                                                           $   892,318      $ 1,094,867
                                                                ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable - trade                                 $   219,057      $   191,170
       Other payable                                                    843         -
       Accrued expenses                                             213,498          221,793
       Short term loan, secured                                      73,084          109,793
       Notes Payable                                                 75,000           75,000
       Obligation under capital lease - current portion               6,333           12,141
                                                                -----------      -----------
            TOTAL CURRENT LIABILITIES                               587,814         609,897

LONG TERM LIABILITIES
       Obligation under capital lease - net of current portion       38,587           38,587
                                                                -----------      -----------
            TOTAL LOAN TERM LIABILITIES                              38,587           38,587
                                                                -----------      -----------
            TOTAL LIABILITIES                                       626,401          648,484

SHAREHOLDERS' EQUITY
       Common stock, $.001 par value;
       Shares authorized - 20,000,000;
       Shares issued and outstanding -
       8,659,558 in 1999 and 9,183,342 in 2000                        9,185            8,661
       Additional paid-in capital                                 3,533,836        3,145,981
       Due from shareholder                                        (442,490)        (442,258)
       Accumulated deficit                                       (2,823,811)      (2,272,407)

       Other comprehensive income                                      --              9,364
                                                                 -----------      -----------
                                                                    276,720          449,341
       Less: cost of shares of common stock in treasury
       (2,000 shares in 1999 and 2,700 shares in 2000)             (10,803)          (2,958)
                                                                -----------      -----------
            TOTAL SHAREHOLDERS' EQUITY                              265,917         446,383
                                                                -----------      -----------
TOTAL                                                           $   892,318      $ 1,094,867
                                                                ===========      ===========

                      See accompanying Notes to Financial Statements

                        HAWAIIAN VINTAGE CHOCOLATE COMPANY, INC.
                              STATEMENT OF OPERATIONS

                                                    Three Months Ended
                                             -----------------------------
                                                 June 30,       June 30,
                                                  2000            1999
                                              (Unaudited)      (Unaudited)
                                            ------------     ------------
Sales - net                                  $   103,592      $    69,397
Cost of sales                                     62,056           33,818
                                              -----------      -----------
Gross Profit                                      41,535           35,579
                                              -----------      -----------
Operating expenses
       Sales and marketing                       105,528           80,455
       Product development                            -             4,262
       General and administrative                202,403          198,652
       Depreciation                               10,568            4,114
                                              -----------      -----------
          Total operating expenses               318,499          287,483
                                              -----------      -----------

Loss before other income                        (276,963)        (251,903)

Other income (expense)
       Interest income                               180            2,436
       Interest expense                           (6,877)            (247)
       Gain on sale of marketable securities          -               --
                                             -----------      -----------
            Total other income                    (6,697)           2,188
                                             -----------      -----------
Net loss                                    $  (283,660)     $  (249,715)
                                             ===========      ===========

Weighted average shares outstanding            8,809,428        8,073,265
                                             ===========      ===========

Basic and diluted net loss per share         $    (0.03)     $     (0.03)
                                             ===========      ===========

                           See accompanying Notes to Financial Statements

                        HAWAIIAN VINTAGE CHOCOLATE COMPANY, INC.
                              STATEMENT OF OPERATIONS

                                                      Six Months Ended
                                             -----------------------------
                                                 June 30,       June 30,
                                                   2000           1999
                                              (Unaudited)      (Unaudited)
                                            ------------     ------------

Sales - net                                  $   203,466      $   108,948
Cost of sales                                    114,071           53,091
                                              -----------      -----------
Gross Profit                                      89,395           55,856
                                              -----------      -----------
Operating expenses
       Sales and marketing                       195,711          123,478
       Product development                         3,251            4,502
       General and administrative                437,911          315,533
       Depreciation                               21,137            8,228
                                              -----------      -----------
          Total operating expenses               658,010          451,741
                                              -----------      -----------

Loss before other income                        (568,615)        (395,885)

Other income (expense)
       Interest income                            22,521           19,991
       Interest expense                          (16,899)           (314)
       Gain on sale of marketable securities      11,588              --
                                             -----------      -----------
            Total other income                    17,211           19,667
                                             -----------      -----------
Net loss                                    $  (551,404)     $  (376,208)
                                             ===========      ===========


Weighted average shares outstanding            8,750,995        8,883,740
                                             ===========      ===========

Basic and diluted net loss per share         $    (0.03)     $     (0.06)
                                             ===========      ===========


                 See accompanying Notes to Financial Statements

                                       HAWAIIAN VINTAGE CHOCOLATE COMPANY, INC
                                     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                           Six Months Ended June 30, 2000
                                                     (Unaudited)


                                 COMMON STOCK     ADDITIONAL                            OTHER                   TOTAL
                              ------------------   PAID-IN    DUE FROM  ACCUMULATED COMPREHENSIVE TREASURY  SHAREHOLDERS
                                SHARES   AMOUNT    CAPITAL  SHAREHOLDER   DEFICIT       INCOME      STOCK      EQUITY
                              --------- --------  --------- -----------  -----------  -----------  --------  -----------

Balance at January 1, 2000    8,659,558  $8,661  $3,145,981  $(442,258) $(2,272,407)    $9,364    $(2,958)   $ 446,383

Issuance of shares for cash     360,300     360     280,841                                                    281,201
Shares issued for service
         and/or promotion        96,937      97      59,387                                                     59,484
Shares issued for debt
         settlements             66,547      67      47,628                                                     47,695
Loan to shareholder                                               (232)                                          (232)
Unrealized gain on investment                                                           (9,364)                (9,364)
Aquisition of shares                                                                               (7,845)     (7,845)
Net loss in 1st 6 Months 2000                                               (551,404)                         (551,404)
                              --------- -------  ----------  ---------- -----------  ----------   --------   ---------
Balance at June 30,2000       9,183,342  $9,185  $3,533,837  $(442,490) $(2,823,811)    $  --    $(10,803)   $ 265,917
                              ========= =======  ==========  ========== ===========  ==========   ========   =========


                          See accompanying Notes to Financial Statements

                         HAWAIIAN VINTAGE CHOCOLATE COMPANY, INC.
                                STATEMENT OF CASH FLOWS

                                                             Six Months Ended
                                                      -----------------------------
                                                         June 30,         June 30,
                                                           2000             1999
                                                       (Unaudited)      (Unaudited)
                                                      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                              $  (551,404)     $  (376,208)
Adjustments to reconcile net loss to net
        cash used in operating activities:
        Depreciation                                       21,136            8,228
        Gain on marketable securities                      (9,364)              -
        Shares issued for services and/or promotion        59,484           31,341
        Allowance for doubtful accounts                     5,874            6,000

Changes in Assets and Liabilities:
        Accounts receivable                               196,571          (31,096)
        Inventory                                           1,535          (84,352)
        Other current assets                              (25,361)            (734)
        Accounts payable -trade                            27,887             (624)
        Accrued interest payable                            3,324               -
        Taxes payable                                         334           19,762
        Other payables                                    (11,111)             485
                                                       -----------        -----------
NET CASH FROM OPERATING ACTIVITIES                       (281,094)        (427,198)

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of equipments & other properties         (30,217)         (50,748)
        Investment in nursery/field planting              (24,041)         (72,978)
        Other assets                                           -              (153)
        Treasury stock purchases                           (7,844)              -
        Proceeds from sale of marketable securities        29,999               -
                                                      -----------       -----------
        NET CASH USED BY INVESTING ACTIVITIES             (32,103)        (123,879)

CASH FLOWS FROM FINANCING ACTIVITIES
        Private sales of common stocks                    281,201           946,313
        Short term loan on receivables                    (36,709)               -
        Obligation under capital lease                     (5,808)               -
        Shares issued to convert debt to equity            47,695            45,505
        Loan to shareholder                                 (232)           (47,927)
                                                      -----------       -----------
        NET CASH PROVIDED FINANCING ACTIVITIES            286,147           943,891

NET DECREASE IN CASH AND CASH EQUIVALENT                  (57,049)          392,815

CASH AND CASH EQUIVALENT AT BEGINNING OF THE PERIOD        42,606            (7,731)
                                                      -----------       -----------
CASH AND CASH EQUIVALENT AT THE END OF THE PERIOD     $    15,557       $   385,084
                                                      ===========       ===========
OTHER CASH INFORMATION
        Interest paid                                 $     6,877       $        66
                                                      ===========       ===========
NON CASH TRANSACTION
        Shares issued for other than cash             $   107,179       $    60,005
                                                      ===========       ===========

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


Shareholders' Equity

During first six months of 2000, the Company sold 360,300 shares of common stocks. Of which 200,000 shares were sold to one of its directors, and 160,300 shares were sold to other private investors at various prices. The Company issued 63,500 shares of common stock for services and promotion in the 2nd quarter 2000. With the 33,437 shares issued in the 1st quarter, stocks issued for services and promotion for the first six months of 2000 amounted to 96,937 shares. The Company also issued 66,547 shares of common stock to convert debt to equity during the six month period.

From July 1 to August 10, 2000, additional 281,429 shares were sold to private investors. In the meantime, additional 5,028 shares were issued for promotions and additional 16,721 shares were issued and/or to be issued to convert debt to equity.


Leases

As of June 30, 2000, the Company has committed non-cancelable operating and capital leases ranging from two years to four years with optional terms to extend. The total non-cancelable lease payment and penalty in the next five years are as follows:

           Fiscal Year            Non-Cancelable
                                  Lease Liability
           -----------            ---------------
              2000                    $88,105
              2001                    $96,631
              2002                    $72,205
              2003                    $ 8,226
              2004                    $     -

The store lease at 1505 N. Veterans Parkway, Unit B, Bloomington, Mclean County, Illinois was terminated.


Income Tax

The Company has accrued $78,317 for delinquent payroll withholding tax on its Balance Sheet.


Inventory

The Company's inventory as of June 30, 2000 was as follows:


Bulk primary products                       $13,312
Packaging materials                          75,414
Shipping materials                           29,238
Work in process                              18,536
Retail packed primary products               83,495
Finished chocolate products                   7,276
Secondary chocolate products                  1,237
Non-chocolate products                        2,998
                                           --------
Total inventory                            $231,507
                                           ========


Segment Information

     The Company operates in one industry segment, that being the development, manufacture and marketing of chocolate products. The Company's reportable segments are strategic business segments due largely to where and how the sales were made.

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


Segment Information for the 2nd quarter 2000 are as follows:



                        Corporate            Store        Consolidated
                        Operation          Operation
                     ----------------  ----------------  ----------------


Net sales                $75,481            $28,111          $103,592
Loss from Operation    ($253,324)         ($19,948)        ($273,272)
Assets                  $447,109           $124,599          $571,708

Reconciliation from the segment information to the consolidated balances for loss from operations and assets is set forth below:



Segment loss from operation                     ($273,272)
Depreciation and amortization                     (10,568)
Other income                                          180

                                               -----------
    Consolidated net loss                       ($283,660)
                                               ===========


Segment assets                                   $571,708
Cash and cash equivalent                           15,557
Capitalized planting cost                         305,053

                                               -----------
   Consolidated total assets                     $892,318
                                               ===========




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations ---

        Three Months Ended June 30, 2000 Compared to
        Three Months Ended June 30, 1999

"Net Sales." Net sales increased by 49% to $103,592 from $69,397 in same period of 1999. The increase was primarily attributable to the expansion of the Company's wholesale and especially retail sales on the U.S. mainland as well as the Company's direct retail sales on the Internet.

"Cost of Sales" Cost of sales as percentage of sales in the 2nd quarter 2000 increased to 60% from 49% in the 2nd quarter of 1999. This increase is partially attributable to the costs of the new products developed by the Company as well as the cost of expanded distribution, and partially because of decreased margins of its ingredient business and discounts necessary for securing retail distribution.

"Gross Profit Margin" The Company's gross profit margin in the 2nd quarter 2000 decreased 11% from the same period of 1999 due to the increase in cost of sales as a percentage of sales.

"Selling and Marketing Expenses." Selling and marketing expenses in the three-months ended June 30, 2000 increased 31% to $105,528 from $80,455 in 1999 and as a percentage of net sales it decreased to 102% from 116% in 1999. The increase in selling and marketing expenses was primarily due to an increase in advertising expenses, distributor support programs, and retail test market introductions. This increase was partially offset by the increase in sales.

"General and Administrative Expenses." General and administrative expenses for the 2nd quarter 2000 increased by 2% to $202,403 from $198,652 in 1999 and decreased as a percentage of sales to 195% from 286%. The primary reason for the increase of the general and administrative expenses is the increased staffing by the Company as part of its conversion from a development company to an operating company and to support its expansion program.

"Operating Income or Loss" Operating loss for the 2nd quarter 2000 increased 10% to $276,963 from $251,903 in 1999 and the loss decreased as a percentage of sales to 267% from 363% in 1999. The increase in the dollar amount of the operating loss was due to the additional staffing by the Company and the increased selling and marketing expenses incurred by the Company as part of its conversion into an operating company and to support its expansion program.

"Interest Expense." Interest expense for the 2nd quarter 2000 increased to $6,877 from $247 in 1999 primarily due to debenture interest, accounts receivable financing and the equipment leasing for Champaign store.

"Net Income." Net losses for the 2nd quarter 2000 increased 14% to $283,660 from $249,715 in 1999 and the loss decreased as percentage of sales to 274% from 360%. This increase is due to the additional staffing by the Company and the increased selling and marketing expenses incurred by the Company as part of its conversion into an operating company and to support its expansion program.


         Six Months Ended June 30, 2000 Compared to
         Six Months Ended June 30, 1999

"Net Sales." Net sales increased by 87% to $203,466 from $108,948 in same period of 1999. The increase was primarily attributable to the expansion of the Company's wholesale and especially retail sales on the U.S. mainland as well as the Company's direct retail sales on the Internet.

"Cost of Sales" Cost of sales as percentage of sales in the first six months 2000 increased to 56% from 49% in same period of 1999. This increase is partially attributable to the costs of the new products developed by the Company as well as the cost of expanded distribution, and partially because of decreased margins of its ingredient business and discounts necessary for securing retail distribution.

"Gross Profit Margin" The Company's gross profit margin in the first six months 2000 decreased 7% from the same period of 1999 due to the increase in cost of sales as a percentage of sales.

"Selling and Marketing Expenses." Selling and marketing expenses in the six months ended June 30, 2000 increased 59% to $195,711 from $123,478 in 1999 and as a percentage of net sales it decreased to 96% from 113% in 1999. The increase in selling and marketing expenses was primarily due to an increase in advertising expenses, distributor support programs, and retail test market introductions. This increase was partially offset by the increase in sales.

"General and Administrative Expenses." General and administrative expenses for the six months ended June 30, 2000 increased by 39% to $437,911 from $315,533 in 1999 and decreased as a percentage of sales to 215% from 290%. The primary reason for the increase of the general and administrative expenses is the increased staffing by the Company as part of its conversion from a development company to an operating company and to support its expansion program.

"Operating Income or Loss" Operating loss for the first six months of 2000 increased 44% to $598,615 from $395,885 in 1999 and the loss decreased as a percentage of sales to 279% from 363% in 1999. The increase in the dollar amount of the operating loss was due to the additional staffing by the Company and the increased selling and marketing expenses incurred by the Company as part of its conversion into an operating company and to support its expansion program.

"Interest Expense." Interest expense for the first six months of 2000 increased to $16,899 from $314 in 1999 primarily due to debentures interest, accounts receivables financing and the equipment leasing for Champaign store.

"Net Income." Net losses for the 2nd quarter 2000 increased 47% to $551,404 from $376,208 in 1999 and the loss decreased as percentage of sales to 271% from 345%. This increase is due to the additional staffing by the Company and the increased selling and marketing expenses incurred by the Company as part of its conversion into an operating company and to support its expansion program.



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


Liquidity and Capital Resources

        During 2nd quarter of 2000, the Company raised $131,200 through private equity financing and secured $61,000 in debt financing in order to meet its working capital requirements. The Company converted $47,695 of debt into equity during the 2nd quarter. From July 1 to August 10, 2000, the Company raised $246,550 in private equity sales and converted $17,656 of debt into equity. As a result, Company's total liability was reduced by $22,000.

        The operations of the Company historically have been funded with a combination of internally generated funds and external private sales of equity. Purchases of inventory, marketing expenditures and support of account receivable have been, and are expected to remain, the Company's principal recurring uses of funds for the foreseeable future. The Company's other principal use of funds in the future will be the development of new products, the possible acquisition of brands, product lines or other business activities, the development of corporate stores and increased staffing costs. The Company has incurred significant operating loss from its operations through June 30, 2000. The Company's working capital requirements have been and will continue to be significant. The Company expects its primary sources of financing for its future business activities will be funds from operations and the additional sale of common stock. The Company believes that funds from operations and the possible sale of equity are likely to be sufficient to meet operating and capital requirements unless a significant acquisition or store expansion is made during fiscal 2000 beyond the projected new store expansion described in this report. The Company cautions, however, that there is no assurances that these assumptions will prove to be accurate.



                          Part II.  Other Information


Item 2.  Changes in Securities

(c) Following securities were sold for cash to private investors during the reporting period and from July 1 to August 10, 2000 pursuant to Section 4(2) of the Securities Act of 1933.


Date       Class of    Number of     Offering
           Security   Shares sold      Price
---------  --------   -----------    ---------

5/22/2000   Common       15,000      $10,620.00
6/07/2000   Common       15,000      $12,847.50
6/09/2000   Common       35,000      $29,977.50
6/13/2000   Common       30,000      $21,240.00
6/13/2000   Common       30,000      $25,695.00
6/15/2000   Common       12,000      $10,200.00
6/26/2000   Common       30,000      $25,695.00
6/28/2000   Common       12,000      $10,620.00
7/03/2000   Common       30,000      $26,550.00
7/05/2000   Common       91,429      $80,000.00
7/18/2000   Common      160,000     $140,000.00

    The following are the date, title and amount of securities issued or to be issued for services provided or for promotional purposes and the consideration received by the Company during reporting period and from July 1 to August 10, 2000 pursuant to Section 4(2) of the Securities Act of 1933.


   Date    Class of    Number of    Consideration    Dollar
           Security  Shares Issued                   Value
                     & to be issued
---------  --------  -------------  -------------    ------
5/31/2000    Common         5,000     Incentive      $2,500
5/31/2000    Common         1,000     Incentive      $  500
5/31/2000    Common        27,500     Promotion     $13,750
5/31/2000    Common         5,000    Director Fee    $2,500
5/31/2000    Common         5,000    Director Fee    $2,500
5/31/2000    Common         5,000    Director Fee    $2,500
5/31/2000    Common         5,000    Director Fee    $2,500
6/20/2000    Common        14,618   Legal Service   $11,100
6/20/2000    Common        20,000     Marketing     $12,000
6/30/2000    Common        31,929     Inventory     $24,575
7/25/2000    Common         5,028     Promotion      $2,514
7/25/2000    Common         2,593     Architect      $2,853
8/1/2000     Common         8,535     Marketing      $9,602
8/10/2000    Common         5,593    Renovation      $5,201

Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits  - None


(B)  Reports on Form 8-K  -  None




                                   SIGNATURES


       In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Hawaiian Vintage Chocolate Company, Inc.




Date: Aug. 14, 2000                 By: /s/    JAMES P. WALSH
                                           ---------------------------------
                                           James P. Walsh, Chairman and
                                           Chief Executive Officer