Form 10QSB
period 2000-09-30
HAWAIIAN VINTAGE CHOCOLATE CO INC
filed 2000-11-20
CIK 1085841

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                            ------------------------
                                  Form 10-QSB
                            ------------------------


[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 2000

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


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at September 30, 2000
-----------------------------              --------------------------------
Common Stock, $.001 par value                         9,546,520


Transitional Small Business Format (Check one): Yes [  ] No [ X ]

============================================================================


                        Part I.  Financial Information

Item 1.  Financial Statements


                    HAWAIIAN VINTAGE CHOCOLATE COMPANY, INC.
                                 BALANCE SHEETS


                                                 September 30,   December 31,
                                                     2000           1999
                                                 (Unaudited)      (Audited)
                                                 ------------   -------------

ASSETS

CURRENT ASSETS
       Cash and cash equivalents                 $     5,174      $    42,606
       Marketable securities                              -            30,000
       Accounts receivable - net of allowance for
            doubtful accounts $65,801 in 2000
            and $56,927 in 1999                       38,516          253,555
       Inventory                                     214,504          233,042
       Other current assets                           66,039           32,156
                                                 -----------      -----------
            TOTAL CURRENT ASSETS                     324,233          591,359
                                                 -----------      -----------
PROPERTY AND EQUIPMENT - Net of accumulated
       depreciation and amortization                 216,634          222,496
                                                 -----------      -----------
OTHER ASSETS
       Capitalized planting cost                     311,423          281,012
                                                 -----------      -----------
            TOTAL OTHER ASSETS                       311,423          281,012
                                                 -----------      -----------
TOTAL                                            $   852,290      $ 1,094,867
                                                 ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable - trade                  $   190,020      $   191,170

       Accrued expenses                              184,564          221,793
       Short term loan, secured                       49,014          109,793
       Notes Payable                                  75,000           75,000
       Obligation under capital lease -
                         current portion              12,676           12,141
                                                 -----------      -----------
            TOTAL CURRENT LIABILITIES                511,274         609,897

LONG TERM LIABILITIES
       Obligation under capital lease
               - net of current portion               32,243           38,587
                                                 -----------      -----------
            TOTAL LOAN TERM LIABILITIES               32,243           38,587
                                                 -----------      -----------
            TOTAL LIABILITIES                        543,517          648,484



SHAREHOLDERS'  EQUITY
       Common stock, $.001 par value;
       Shares authorized - 20,000,000;
       Shares issued and outstanding -
       8,659,558 in 1999 and 9,546,520 in 2000         9,548            8,661
       Additional paid-in capital                  3,848,404        3,145,981
       Due from shareholder                         (491,969)       (442,258)
       Accumulated deficit                        (3,040,100)     (2,272,407)

       Other comprehensive income                      --              9,364
                                                 -----------      -----------
                                                     325,883          449,341
Less: cost of shares of common stock in treasury
(2,000 shares in 1999 and 7,700 shares in 2000)     (17,110)          (2,958)
                                                 -----------      -----------
            TOTAL SHAREHOLDERS' EQUITY               308,773          446,383
                                                 -----------      -----------
TOTAL                                            $   852,290      $ 1,094,867
                                                 ===========      ===========



                      See accompanying Notes to Financial Statements



                        HAWAIIAN VINTAGE CHOCOLATE COMPANY, INC.
                              STATEMENT OF OPERATIONS

                                                        Nine Months Ended                 Three Months Ended
                                                ------------------------------     -----------------------------
                                                September 30,    September 30,    September 30,    September 30,
                                                      2000             1999             2000            1999
                                                 (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)
                                                -------------    -------------    ------------     ------------
Sales - net                                     $     252,265    $     280,013     $    48,800      $   153,477
Cost of sales                                         157,524          115,554          44,908          104,328
                                                -------------    -------------      -----------      -----------
Gross Profit                                           94,741          164,459           3,892           49,149
                                                -------------    -------------      -----------      -----------
Operating expenses
       Sales and marketing                            233,275          235,256          32,050          153,935
       Product development                              3,251           13,408             501           10,682
       General and administrative                     611,487          456,454         188,353          205,189
       Depreciation                                    31,705            9,021          10,568            9,021
                                                -------------    -------------      -----------      -----------
          Total operating expenses                    879,718          714,139         231,472          378,827
                                                -------------    -------------      -----------      -----------

Loss before other income                             (784,977)        (549,680)       (227,580)        (329,678)

Other income (expense)
       Other income                                                        250             936            4,856
       Interest income                                 23,458           24,697            (863)         (10,589)
       Interest expense                               (17,762)         (10,870)           (848)             --
       Gain on sale of marketable securities           11,588              --             (775)          (5,733)
            Total other income                         17,284           14,077             --               --
                                                -------------    -------------    -------------    -------------
Net loss                                        $    (767,693)   $    (535,603)   $   (228,355)     $  (335,411)
                                                =============    =============    ============      ===========

Weighted average shares outstanding                 9,509,456        8,050,749       9,364,931        8,050,749
                                                =============    =============    ============      ===========

Basic and diluted net loss per share            $       (0.08)   $       (0.07)   $      (0.02)     $     (0.04)
                                                =============    =============    ============      ===========


                 See accompanying Notes to Financial Statements



                     HAWAIIAN VINTAGE CHOCOLATE COMPANY, INC
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      Nine Months Ended September 30, 2000
                                   (Unaudited)


                                       COMMON STOCK            ADDITIONAL                                    OTHER
                                    ------------------          PAID-IN       DUE FROM     ACCUMULATED   COMPREHENSIVE    TREASURY
                                   SHARES         AMOUNT        CAPITAL     SHAREHOLDER      DEFICIT         INCOME        STOCK
                                -----------    -----------    -----------   -----------    -----------    -----------   -----------
Balance at January 1, 2000        8,659,558    $     8,661    $ 3,145,981   $  (442,258)   $(2,272,407)   $     9,364   $    (2,958)

Issuance of shares for cash         671,729            671        551,980
Shares issued for service
         and/or promotion           101,965            102         61,896
Shares issued for debt
         reduction                  113,268            114         88,547
Loan to shareholder                                                             (49,711)

Unrealized gain on investment                                                                                  (9,364)
Acquisition of shares                                                                                                        (7,845)
Net loss in 1st 9 Months 2000                                                                 (767,693)
                                -----------    -----------    -----------   -----------    -----------    -----------   -----------
Balance at Sept. 30,2000          9,546,520    $     9,548    $ 3,848,404   $  (491,969)   $(3,040,100)   $      --     $   (17,110)
                                ===========    ===========    ===========   ===========    ===========    ===========   ===========

                                   TOTAL
                                SHAREHOLDERS
                                   EQUITY
                                -----------

Balance at January 1, 2000      $   446,383

Issuance of shares for cash         552,651
Shares issued for service
         and/or promotion            61,998
Shares issued for debt
         reduction                   88,661
Loan to shareholder                 (49,711)

Unrealized gain on investment        (9,364)
Acquisition of shares                (7,845)
Net loss in 1st 9 Months 2000      (767,693)
                                -----------
Balance at Sept. 30,2000        $   308,773
                                ===========


                 See accompanying Notes to Financial Statements

                         HAWAIIAN VINTAGE CHOCOLATE COMPANY, INC.
                                STATEMENT OF CASH FLOWS

                                                         Nine Months Ended
                                                    ------------------------
                                                     Sept. 30,     Sept. 30,
                                                        2000         1999
                                                    (Unaudited)  (Unaudited)
                                                    -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                            $  (767,693) $  (334,168)
Adjustments to reconcile net loss to net
        cash used in operating activities:
        Depreciation                                     31,705        12,342
        Gain on marketable securities                    (9,364)         --
        Shares issued for services and/or promotion      61,998        22,723
        Allowance for doubtful accounts                   8,874          --
Changes in Assets and Liabilities:
        Accounts receivable                             206,165        68,599
        Inventory                                        18,538          --
        Other current assets                            (33,885)        3,725
        Bank overdraft                                                 21,410
        Accounts payable -trade                          (1,149)       50,182
        Accrued expenses                                (40,499)       30,424
        Accrued interest payable                          7,983          --
        Taxes payable                                       --           --
        Other payables                                   44,356         (599)
                                                    -----------  -----------
NET CASH FROM OPERATING ACTIVITIES                     (472,971)    (125,362)

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of equipments & other properties       (25,843)     (25,564)
        Investment in nursery/field planting            (30,411)     (42,690)
        Advances to officer                             (49,767)     (45,216)
        Other assets                                       --           --
        Treasury stock purchases                        (14,151)        --
        Proceeds from sale of marketable securities      30,000         --
                                                    -----------  -----------
        NET CASH USED BY INVESTING ACTIVITIES           (90,172)    (113,470)

CASH FLOWS FROM FINANCING ACTIVITIES
        Private sales of common stocks                  552,652      228,365
        Short term loan on receivables                 (109,793)        --
        Obligation under capital lease                   (5,808)        --
        Shares issued to convert debt to equity          88,660         --
                                                    -----------  -----------
        NET CASH PROVIDED FINANCING ACTIVITIES          525,711      228,365

NET DECREASE IN CASH AND CASH EQUIVALENT                (37,432)     (10,467)

CASH AND CASH EQUIVALENT AT BEGINNING OF THE PERIOD      42,606      (10,467)
                                                    -----------  -----------
CASH AND CASH EQUIVALENT AT THE END OF THE PERIOD   $     5,174  $      --
                                                    ===========  ===========

OTHER CASH INFORMATION
        Interest paid                               $     9,779  $    14,600
                                                    ===========  ===========
NON CASH TRANSACTION
        Shares issued for other than cash           $    43,480  $    78,398
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

Shareholders' Equity

During first nine months of 2000, the Company sold 671,729 shares of common stocks. Of which 200,000 shares were sold to one of its directors, and 471,729 shares were sold to other private investors at various prices. The Company issued 5,028 shares of common stock for promotion in the 3rd quarter 2000. With the 96,937 shares issued in the 1st six months, stocks issued for services and promotion for the nine months of 2000 amounted to 101,965 shares. The Company also issued 113,268 shares of common stock to convert debt to equity during the nine month period.

Leases

As of September 30, 2000, the Company has committed non-cancelable operating and capital leases ranging from two years to four years with optional terms to extend. The total non-cancelable lease payment and penalty in the next five years are as follows:

           Fiscal Year            Non-Cancelable
                                  Lease Liability
           -----------            ---------------
              2000                    $88,105
              2001                    $96,631
              2002                    $72,205
              2003                    $ 8,226
              2004                    $     -

Income Tax

The Company has accrued $86,100 for delinquent payroll withholding tax on its Balance Sheet.

Inventory

The Company's inventory as of September 30, 2000 was as follows:

Bulk primary products                      $  4,749
Packaging materials                          64,506
Shipping materials                           26,409
Work in process                              18,756
Retail packed primary products               88,077
Finished chocolate products                   7,698
Secondary chocolate products                  1,187
Non-chocolate products                        3,122
                                           --------
Total inventory                            $214,504
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

Segment Information for the 3rd quarter 2000 are as follows:

                        Corporate            Store        Consolidated
                        Operation          Operation
                     ----------------  ----------------  ----------------

Net sales                $32,593            $16,207          $ 48,800
Loss from Operation    ($209,418)          ($18,162)        ($227,580)
Assets                  $426,154           $109,539          $535,693



Reconciliation from the segment information to the consolidated balances for loss from operations and assets is set forth below:

Segment loss from operation                     ($227,580)
Other expenses                                     (1,711)
Other income                                          936
                                               ----------
    Consolidated net loss                       ($228,355)
                                               ==========


Segment assets                                 $  535,693
Cash and cash equivalent                            5,174
Capitalized planting cost                         311,423
                                               ----------
   Consolidated total assets                   $  852,290
                                               ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations ---

        Three Months Ended September 30, 2000 Compared to
        Three Months Ended September 30, 1999

"Net Sales." Net sales decreased to $48,800 from $153,477 in same period of 1999. The decrease was primarily attributable to the discontinuing of the Company's unprofitable private labeling business.

"Cost of Sales" Cost of sales as percentage of sales in the third quarter 2000 increased to 92% from 67% in the third quarter of 1999. This percentage increase is attributable to the decrease in net sales.

"Gross Profit Margin" The Company's gross profit margin in the third quarter 2000 decreased 15% from the same period of 1999 due to the increase in cost of sales as a percentage of sales.

"Selling and Marketing Expenses." Selling and marketing expenses in the three-months ended September 30, 2000 decreased 480% to $32,050 from $153,935 in 1999 and as a percentage of net sales it decreased to 65% from 100% in 1999. The decrease in selling and marketing expenses was primarily due to an the Company discontinuing unprofitable sales programs.

"General and Administrative Expenses." General and administrative expenses for the third quarter 2000 decreased by 9% to $188,353 from $205,189 in 1999, and increased as a percentage of sales to 259% from 133%. The primary reason for the decrease of the general and administrative expenses is the reduced cost of staffing by the Company.

"Operating Income or Loss" Operating loss for the third quarter 2000 decreased 31% to $227,580 from $329,678 in 1999 and the loss increased as a percentage of sales to 466% from 214% in 1999. The decrease in the dollar amount of the operating loss was due to reduced cost of staffing by the Company and the decreased selling and marketing expenses incurred by the Company.

"Interest Expense." Interest expense for the third quarter 2000 decreased to $863 from $10,859 in 1999 primarily due to the reduction of debt by the Company.

"Net Income." Net losses for the third quarter 2000 decreased 32% to $228,355 from $335,411 in 1999 and the loss increased as percentage of sales to 467% from 218%. This decrease is due to the reduced staffing by the Company and the decreased selling and marketing expenses incurred by the Company.

         Nine Months Ended September 30, 2000 Compared to
         Nine Months Ended September 30, 1999

"Net Sales." Net sales decreased by 10% to $252,265 from $280,013 in same period of 1999. The decrease was primarily attributable to the discontinuing of the Company's unprofitable private labeling business.

"Cost of Sales" Cost of sales as percentage of sales in the first nine months 2000 increased to 62% from 41% in same period of 1999. This percentage increase is attributable to the decrease in net sales.

"Gross Profit Margin" The Company's gross profit margin in the first six months of 2000 decreased 21% from the same period of 1999 due to the increase in cost of sales as a percentage of sales.

"Selling and Marketing Expenses." Selling and marketing expenses in the nine months ended September 30, 2000 decreased to $233,275 from $235,256 in 1999 and as a percentage of net sales it increased to 92% from 84% in 1999. The decrease in selling and marketing expenses was primarily due to an the Company discontinuing unprofitable sales programs.

"General and Administrative Expenses." General and administrative expenses for the nine months ended September 30, 2000 increased to $611,487 from $456,454 in 1999 and increased as a percentage of sales to 242% from 163%. This was due to the increased staffing cost of the first six months.

"Operating Income or Loss" Operating loss for the first nine months of 2000 increased to $784,977 from $549,680 in 1999 and the loss increased as a percentage of sales to 311% from 196% in 1999. The increase of the operating loss was due to the increased cost of the first six months.

"Interest Expense." Interest expense for the first nine months of 2000 increased to $17,762 from $10,870 in 1999 primarily due increased borrowing costs in the first six months.

"Net Income." Net losses for the first nine months of 2000 increased to $767,693 from $535,603 in 1999 and the loss increased as percentage of sales to 304% from 191%. This increase was due to the increased administrative costs of the first six months.

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

Liquidity and Capital Resources

        During third quarter of 2000, the Company raised $271,450 through private equity financing and secured $61,000 in debt financing in order to meet its working capital requirements. The Company converted $43,479.94 of debt into equity during the third quarter. As a result, Company's total liability was reduced by $104,967.

        The operations of the Company historically have been funded with a combination of internally generated funds and external private sales of equity. Purchases of inventory, marketing expenditures and support of account receivable have been, and are expected to remain, the Company's principal recurring uses of funds for the foreseeable future. The Company's other principal use of funds in the future will be the development of new products, the possible acquisition of brands, product lines or other business activities, the development of corporate stores and increased staffing costs. The Company has incurred significant operating loss from its operations through September 30, 2000. The Company's working capital requirements have been and will continue to be significant. The Company expects its primary sources of financing for its future business activities will be funds from operations and the additional sale of common stock. The Company believes that funds from operations and the possible sale of equity are likely to be sufficient to meet operating and capital requirements unless a significant acquisition or store expansion is made during fiscal 2000 beyond the projected new store expansion described in this report. The Company cautions, however, that there are no assurances that these assumptions will prove to be accurate.

                           Part II. Other Information

Item 2.  Changes in Securities

(c) Following securities were sold for cash to private investors during the reporting period pursuant to Section 4(2) of the Securities Act of 1933.

Date           Sold To       Class of    Number of   Offering     Cost
                             Security   Shares sold    Price
---------   --------------   --------   -----------  --------     ----

7/03/2000   Masako Hanai     Common        30,000      .885        $0
7/18/2000   Hiroshi Sumino   Common        91,249      .875        $0
7/15/2000   Koichi Sumino    Common       160,000      .875        $0
8/11/2000   Robert Ferrier   Common        30,000      .830        $0

The following are the date, title and amount of securities issued for services provided by the Company's affiliates and the consideration received by the Company pursuant to Section 4(2) of the Securities Act of 1933.

Date        Issued To   Class of    Number of    Consideration    Dollar
                        Security  Shares Issued                    Value
---------  -----------  --------  -------------  -------------  ----------

8/25/2000  Wao Capital   Common      30,000       Commission    $23,310
8/25/2000  Master Bld    Common       5,593       Services      $ 5,201.49
7/25/2000  L. Janus      Common       5,028       Commission    $ 2,514
7/25/2000  Gary Olsen    Common      10,000       Services      $ 7,500
8/1/2000   S.Dmentriko   Common       8,535       Consulting    $9,602.15



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

                                    Hawaiian Vintage Chocolate Company, Inc.




Date: November 14, 2000                 By: /s/    JAMES P. WALSH
                                           ---------------------------------
                                           James P. Walsh, Chairman and
                                           Chief Executive Officer




--------------------------------------------------------------------------------